Form 10-Q
period 2006-09-30
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2006-11-14
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.	Name of Registrant in Charter	IRS Employer Number
333-132484	POWERSHARES DB G10 CURRENCY HARVEST FUND	16-6562496
(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or other Jurisdiction of Incorporation or Organization)

c/o DB Commodity Services LLC, 60 Wall Street, New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including Area Code: (212) 250-5883

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Limited Shares as of September 30, 2006: 1,400,000 Limited Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2006

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Condensed Consolidated Statements of Financial Condition,

September 30, 2006 (unaudited)

September 30, 2006 (unaudited)
Assets

Investments, at value (amortized cost $32,658,028)	$32,664,963
Cash	12,245,233

Total assets	$44,910,196

Liabilities and shareholders’ equity

Payable for securities purchased	$9,884,725
Net unrealized depreciation on futures contracts	102,855
Management fee payable	6,655
Accrued expenses and other liabilities	1,533

Total liabilities	9,995,768

Shareholders’ equity

General shares:

Paid-in-capital - 40 shares issued and outstanding	1,000
Accumulated deficit	(3)

Total General shares	997

Limited shares:

Paid-in-capital - 1,400,000 redeemable shares issued and outstanding	34,976,704
Accumulated deficit	(63,273)

Total Limited shares	34,913,431

Total shareholders’ equity	34,914,428

Total liabilities and shareholders’ equity	$44,910,196

Net asset value per share

General shares	$24.94
Limited shares	$24.94

See accompanying notes to unaudited condensed consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Condensed Consolidated Schedule of Investments

September 30, 2006

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. government obligations

U.S. Treasury Bills, 4.82% due December 14, 2006	65.2%	$22,780,143	$23,000,000

U.S. Treasury Bills, 4.77% due December 28, 2006	28.3	9,884,820	10,000,000

Total U.S. government obligations (amortized cost $32,658,028)	93.5%	$32,664,963

Description	Percentage of Net Assets	Fair Value
Unrealized appreciation/(depreciation) on futures contracts
15.6 million Australian Dollars vs. USD $11.6 million for settlement December 20, 2006	(0.21)%	$(72,550)

1,362.5 million Japanese Yen vs. USD $11.7 million for settlement December 20, 2006	0.13	43,700

17.7 million New Zealand Dollars vs. USD $11.5 million for settlement December 20, 2006	(0.32)	(112,530)

84 million Swedish Krona vs. USD $11.5 million for settlement December 20, 2006	0.20	68,400

14.5 million Swiss Francs vs. USD $11.7 million for settlement December 20, 2006	(0.09)	(29,875)

Net unrealized depreciation on futures contracts	(0.29)%	$(102,855)

See accompanying notes to unaudited condensed consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Operations,

For the Period from September 15, 2006 to September 30, 2006

For the Period from September 15, 2006 to September 30, 2006
Revenues
Investment Income - Interest	$39,832

Expenses
Management fee	6,655
Brokerage commissions	533

Total expenses	7,188

Net investment income	32,644

Unrealized Appreciation (Depreciation) on
Investments	6,935
Futures	(102,855)

Net change in unrealized depreciation on investments and futures	(95,920)

Net Loss	$(63,276)

See accompanying notes to unaudited condensed consolidated financial statements.

Note: PowerShares DB G10 Currency Harvest Fund commenced operations on September 15, 2006, and no operating results occurred prior to that date.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity,

For the Period from September 15, 2006 to September 30, 2006

	General Shares				Limited Shares				Total
	General Shares		Accumulated Deficit	Total General Shares	Limited Shares		Accumulated Deficit	Total Limited Shares	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance at September 15, 2006	40	$1,000	$—	$1,000	—	$—	—	$—	$1,000
Sale of Limited Shares	—	—	—	—	1,400,000	34,976,704	—	34,976,704	34,976,704
Net loss:
Net investment income	—	—	1	1	—	—	32,643	32,643	32,644
Net change in unrealized depreciation on investments and futures	—	—	(4)	(4)	—	—	(95,916)	(95,916)	(95,920)

Net loss	—	—	(3)	(3)	—	—	(63,273)	(63,273)	(63,276)

Balance at September 30, 2006	40	$1,000	$(3)	$997	1,400,000	$34,976,704	$(63,273)	$34,913,431	$34,914,428

See accompanying notes to unaudited condensed consolidated financial statements.

Note: PowerShares DB G10 Currency Harvest Fund commenced operations on September 15, 2006, and no operating results occurred prior to that date.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Cash Flows,

For the Period from September 15, 2006 to September 30, 2006

Net Loss	$(63,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net change in unrealized depreciation on futures and investments	95,920
Cost of securities purchased	(32,658,028)

Increase in operating liabilities:
Payable for securities purchased	9,884,725
Management fee payable	6,655
Accrued expenses and other liabilities	533

Net cash provided by operating activities	(22,733,471)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	34,976,704

Net cash provided by financing activities	34,976,704

Net change in cash	12,243,233
Cash at September 15, 2006	2,000

Cash at September 30, 2006	$12,245,233

See accompanying notes to unaudited condensed consolidated financial statements.

Note: PowerShares DB G10 Currency Harvest Fund commenced operations on September 15, 2006, and no operating results occurred prior to that date.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

(1)	Organization

PowerShares DB G10 Currency Harvest Fund (the “Harvest Fund”) and its subsidiary, DB G10 Currency Harvest Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on April 12, 2006. The Harvest Fund was originally named “DB Currency Index Value Fund”. The Harvest Fund changed its name to “PowerShares DB G10 Currency Harvest Fund” effective July 20, 2006. The Harvest Fund and the Master Fund commenced operations on September 15, 2006 with the initial offering of 1,000,000 common units of beneficial interest (the “Limited Shares”) to Deutsche Bank Securities Inc. in exchange for $25,000,000. The Harvest Fund commenced trading on the American Stock Exchange (the “Amex”) on September 18, 2006. After the initial offering of the Limited Shares an additional 400,000 Limited Shares were issued to certain eligible financial institutions (“Authorized Participants”) for $9,976,704 through the period ended September 30, 2006. The Harvest Fund and the Master Fund, collectively, are referred to herein as the Fund. The fiscal year end of the Fund is December 31st. These condensed consolidated financial statements reflect the activity of the Fund from September 15, 2006 (commencement of operations) through September 30, 2006 and all significant inter-company balances and transactions have been eliminated.

The Harvest Fund offers Limited Shares to Authorized Participants. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Master Fund invests the proceeds from the offering of Limited Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index -Excess Return™, or the Index, with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury and other high credit quality short-term fixed income securities over the expenses of the Harvest Fund and the Master Fund. The Master Fund holds United States Treasury securities and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures brokers as margin and for investment.

The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time, or the Index Currencies, are six of the following Group of Ten, or G10, currencies: United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona, or, collectively, the Eligible Index Currencies. At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is generally 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

The term of the Harvest Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Harvest Fund.

DB Commodity Services LLC, a Delaware limited liability company, is the Managing Owner (DBCS or the Managing Owner) of the Harvest Fund and the Master Fund. The Managing Owner serves the Harvest Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG.

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the Futures Broker). The Futures Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Futures Broker will execute and clear each of the Master Fund’s futures transactions and will perform certain administrative services for the Master Fund.

The Bank of New York has been appointed by the Managing Owner as the Administrator of the Master Fund and the Harvest Fund.

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may have been condensed or omitted. As the Harvest Fund and the Master Fund commenced operations on September 15, 2006, they have not filed an Annual Report on Form 10-K. The Fund’s Prospectus should be read in conjunction with these condensed consolidated financial statements. Interim period results are not necessarily indicative of results for a full-year period.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The condensed consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the financial statement balances of the Harvest Fund and the Master Fund. Upon the initial offering of the Limited Shares on September 15, 2006, the capital raised by the Harvest Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)) (“Master Fund Limited Units”). The Master Fund Limited Units owned by the Harvest Fund provide the Harvest Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Harvest Fund’s financial statement balances beginning September 15, 2006 (commencement of operations), and all significant inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expense and disclosure of contingent assets and liabilities during the reporting period of the condensed consolidated financial statements. Actual results could differ from those estimates.

(c)	Investments

Investments represent U.S. Treasury securities that the Fund records on a trade basis. The Fund holds U.S. Treasury securities for deposit with the Master Fund’s currency futures brokers as margin and for investment. Interest income in relation to the investments is recognized on an accrual basis when earned.

(d)	Income Taxes

The Harvest Fund and the Master Fund will be classified as a grantor trust and a partnership, respectively, for U.S. federal income tax purposes. Accordingly, neither the Harvest Fund, nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying condensed consolidated financial statements, as each investor will be individually liable for income taxes, if any, on their allocable share of the Harvest Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

(e)	Valuation of Investments

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on trade date basis and open contracts are recorded in the condensed consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. Similarly, fair values for U.S. Treasury securities are based on quoted market prices. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are recognized in the statement of operations in the period in which the contract is closed or the changes occur, respectively.

(f)	Management Fee

The Master Fund pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the net asset value of Master Fund. No separate management fee is paid by the Harvest Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services. For the period September 15, 2006 through September 30, 2006, management fees amounted to $6,655 all of which was payable to the Managing Owner as of September 30, 2006.

(g)	Brokerage Commissions and Fees

The Master Fund pays to, the Futures Broker all brokerage commissions, including applicable exchange fees, fees of the National Futures Association, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with its trading activities. The Futures Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

(h)	Routine Operational, Administrative and Other Ordinary Expenses

Effective July 12, 2006, the Managing Owner assumed all of the routine operational, administrative and other ordinary expenses of the Harvest Fund and the Master Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs. Prior to July 12, 2006, all routine operational, administrative and other ordinary expenses were to be paid by the Harvest Fund. (For additional information, see note (6), Organizational and Offering Costs).

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

(i)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Harvest Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount.

(3)	Financial Instrument Risk

In the normal course of its business, the Master Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are currency futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in currency prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and the Managing Owner was unable to offset such positions, the Master Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the condensed consolidated statement of financial condition and not represented by the contract or notional amounts of the instruments.

The Managing Owner monitors and controls the Master Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master Fund is subject. These monitoring systems allow the Managing Owner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures positions by sector, margin requirements, gain and loss transactions, and collateral positions.

(4)	Share Purchases and Redemptions

(a)	Purchases

Limited Shares may be purchased from the Harvest Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Harvest Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Harvest Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Harvest Fund.

(b)	Redemptions

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m. New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual shareholders may not redeem directly from the Harvest Fund. Instead, individual shareholders may only redeem Limited Shares in integral multiples of 200,000 and only through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book entry system to the Harvest Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the nonrefundable transaction fee due for the redemption order.

The redemption proceeds from the Harvest Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The redemption proceeds due from the Harvest Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

redemption order date, the Harvest Fund’s DTC account has been credited with the Baskets to be redeemed. If the Harvest Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Harvest Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order shall be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Harvest Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Managing Owner may from time to time agree upon.

(5)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, income and expenses are allocated pro rata to the General and Limited Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner's capital balance are allocated to the Limited Shareholders in accordance with their respective interest in the Master Fund as a percentage of the total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(6)	Organizational and Offering Costs

Upon formation of the Harvest Fund and Master Fund Organizational and Offering costs were to be paid by the Managing Owner subject to reimbursement by the Master Fund. As of July 12, 2006, costs incurred by the Fund amounted to $1,064,500, which were expensed in the accounts of the Master Fund and recorded as a liability to the Managing Owner. On July 12, 2006, prior to the commencement of operations and consolidation of the Harvest Fund and Master Fund, the Managing Owner determined to assume all the Organization and Offering Expenses both already incurred and to be incurred by the Managing Owner on behalf of the Harvest Fund and Master Fund. Accordingly, the obligation of the Master Fund as of July 12, 2006 was written off and deemed to be an additional investment. These items are not reflected in the above condensed consolidated statement of changes in shareholders’ equity of the Fund as the Harvest Fund and Master Fund became consolidated upon commencement of operations on September 15, 2006 and the accompanying condensed consolidated financial statements reflect the activity of the Funds from commencement of operations (September 15, 2006) through September 30, 2006.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

(7)	Financial Highlights

The Fund is presenting the following financial highlights related to investment performance and operations for a Limited Share outstanding during the period presented. These financial highlights include the total return and net investment income and expense ratios from September 15, 2006 (commencement of operations) to September 30, 2006 and are applicable to the Limited Shares, as follows:

Ratio to average Limited Shares
Net investment income	3.68%

Total expenses	0.81%

Total Return
Total Return	(0.24)%

Net asset value per Limited Share, beginning of period	$—
Initial offering price per Limited Share	25.00

Net unrealized depreciation on investments and futures	(0.08)
Net investment income	0.02

Net decrease in net assets from operations	(0.06)

Net asset value per Limited Share, end of period	$24.94

Financial highlights are calculated for the Limited Shares taken as a whole. The net investment income and total expense ratios are calculated as a percentage of average Limited Shares. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report, or Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB G10 Currency Harvest Fund's forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC, or the Managing Owner, undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Introduction

PowerShares DB G10 Currency Harvest Fund, or the Harvest Fund, is organized as a Delaware statutory trust. The Harvest Fund issues common units of beneficial interest, or Limited Shares, which represent units of fractional undivided beneficial interest in and ownership of the Harvest Fund. Shares may be purchased from the Harvest Fund only by certain qualified financial institutions called Authorized Participants and only in one or more blocks of 200,000 Limited Shares, called a Basket. The Harvest Fund issues Limited Shares in Baskets to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Harvest Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the American Stock Exchange, or Amex, or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Harvest Fund.

Authorized Participants may sell the Limited Shares comprising the Baskets they purchase from the Harvest Fund to other investors at prices that are expected to reflect, among other factors, the trading price of the Limited Shares on the Amex and the supply of and demand for Limited Shares at the time of sale and are expected to fall between net asset value and the trading price of the Limited Shares on the Amex at the time of sale. Retail investors seeking to purchase or sell Limited Shares on any day may effect such transactions in the secondary market, on the Amex, at the market price per Limited Share, rather than in connection with the creation or redemption of Baskets.

The Limited Shares trade on the Amex under the symbol “DBV.” The Harvest Fund was launched on September 15, 2006 and commenced trading its Limited Shares on the Amex on September 18, 2006. This discussion and analysis of performance and financial position is used for the period from September 15, 2006, commencement of operations, through September 30, 2006.

The Harvest Fund invests the proceeds of its offering of Limited Shares in DB G10 Currency Harvest Master Fund, or the Master Fund. The Master Fund is organized as a Delaware statutory trust.

The Master Fund trades exchange-traded futures on the commodities comprising the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™, or the Index, with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury and other high credit quality short-term fixed income securities over the expenses of the Harvest Fund and the Master Fund. The Master Fund holds United States Treasury securities and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures brokers as margin and for investment.

The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, from time to time, or the Index Currencies, are six of the following Group of Ten, or G10, currencies: United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona, or, collectively, the Eligible Index Currencies. At any one time, the Index generally will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is generally 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. A Trade Mark application for the Deutsche Bank G10 Currency Future Harvest Index™ is pending. Deutsche Bank AG London is an affiliate of the Harvest Fund, the Master Fund and the Managing Owner.

Performance Summary

Performance of the Harvest Fund and the exchange traded Limited Shares are detailed below in “Results of Operations” of this Item 2. The section “Change in Value of the Deutsche Bank G10 Currency Future Harvest Index™ from September 15, 2006 to September 30, 2006” below provides an overview of the change in value of the Index by disclosing the change in value of the Index itself and each underlying component of the Index.

The Index is intended to reflect the performance of its underlying currency futures contracts. The Deutsche Bank G10 Currency Harvest Index - Total Return™ (DBCFH-TR), consists of the Index plus 3-month United States Treasury securities returns. Past performance is not necessarily indicative of future performance. The following paragraphs highlight the results of the DBCFH-TR during the first half of 2006. Please note that the Harvest Fund’s objective is to track the Index (not the DBCFH-TR), and the Harvest Fund does not attempt to outperform or underperform the Index.

Change in Value of the Deutsche Bank G10 Currency Future Harvest Index™ from September 15, 2006 to September 30, 2006

DBCFH-TR: The DBCFH-TR returned (0.188)% from September 15, 2006 to September 30, 2006.

United States Dollar (USD): Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest interest rates from September 15, 2006 to September 30, 2006, the Index (as per its rules) did not include a long USD futures position. Returns from 3-month United States Treasury securities over this period were 0.19%.

Australian Dollar (AUD) futures: The Index included long AUD futures positions from September 15, 2006 to September 30, 2006. Long AUD futures positions over this period decreased in value by 0.29%.

New Zealand Dollar (NZD) futures: The Index included long NZD futures positions from September 15, 2006 to September 30, 2006. Long NZD futures positions over this period decreased in value by 0.44%.

Swedish Krona (SEK) futures: The Index included short SEK futures positions from September 15, 2006 to September 30, 2006. Short SEK futures positions over this period increased in value by 0.28%.

Japanese Yen (JPY) futures: The Index included short JPY futures positions from September 15, 2006 to September 30, 2006. Short JPY futures positions over this period increased in value by 0.18%.

Swiss Franc (CHF) futures: The Index included short CHF futures positions from September 15, 2006 to September 30, 2006. Short CHF futures positions over this period decreased in value by 0.11%.

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a currency futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s brokerage account are accrued at least monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and Master Fund Units, the net asset value per Limited Share and the net asset value per Master Fund Unit are equal.

Critical Accounting Policies

Preparation of the condensed consolidated financial statements and related disclosures in compliance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Both the Harvest Fund’s and the Master Fund’s application of these policies involves judgments and actual results may differ from the estimates used. The Harvest Fund's and Master Fund's valuation policies are particularly critical. The Master Fund holds its investments in futures contracts and U.S. Treasury securities, both of which are held at fair value.

Liquidity and Capital Resources

All of the Master Fund’s net assets are allocated to currency futures trading. A significant portion of the net asset value is held in 3-month U.S. Treasury bills and cash, which is used as margin for the Master Fund’s trading in currency futures. The percentage that U.S. Treasury bills bear to the total net assets will vary from period to period as the market values of currency futures change. The balance of the net assets is held in the Master Fund’s brokerage account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

The Master Fund’s currency futures may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the future can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Although the Eligible Index Currencies that the Master Fund invests in are not currently subject to daily limits, the currency futures held by the Master Fund could become subject to such limits in the future. Such market conditions could prevent the Master Fund from promptly liquidating its currency futures positions.

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of an exchange clearinghouse to perform under the terms of the contracts (credit risk).

Market Risk

Trading in futures contracts involves the Master Fund entering into contractual commitments to purchase or sell a particular currency at a specified date and price. The market risk associated with the Master Fund’s commitments to purchase currencies is limited to the gross or face amount of the contracts held.

The Master Fund’s exposure to market risk is also influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Master Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund will be exposed to credit risk that an exchange clearinghouse will not meet its obligations. The counterparty for futures contracts traded on United States exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members, which should significantly reduce credit risk. There can be no assurance that any clearinghouse will meet its obligations to the Master Fund.

The Managing Owner will attempt to minimize these market and credit risks by requiring the Master Fund to abide by various trading limitations and policies, which will include limiting margin accounts, trading only in liquid markets and permitting the use of stop-loss provisions. The Managing Owner has implemented procedures which include, but are not limited to:

•	executing and clearing trades with creditworthy counterparties;

•	limiting the amount of margin or premium required for any one currency future or all currency futures combined; and

•	generally limiting transactions to contracts which will be traded in sufficient volume to permit the taking and liquidating of positions.

The Futures Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, will be required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Futures Broker will not be allowed to commingle such assets with other assets of the Futures Broker. In addition, CFTC regulations will also require the Futures Broker to hold in a secure account assets of the Master Fund related to foreign futures trading.

Results of Operations

FOR THE PERIOD SEPTEMBER 15, 2006 TO SEPTEMBER 30, 2006

Harvest Fund Share Performance: The Harvest Fund was launched on September 15, 2006 and commenced trading its Limited Shares on the Amex on September 18, 2006. From September 18, 2006 to September 30, 2006 Limited Shares traded from a high of $25.11 (+0.4%) on September 18, 2006 to a low of $24.71 (-1.2%) on September 22, 2006. Limited Shares of the Harvest Fund closed on September 30, 2006 at $25.00 (0.0%). On September 30, 2006, 1.4 million Limited Shares were outstanding for a market capitalization of $35.00 million. The trading price of the Harvest Fund tracked both its net asset value and the Index closely.

Harvest Fund Asset Performance: The Harvest Fund’s net assets and net asset value per share on September 30, 2006 declined slightly to $34.91 million and $24.94 per share (-0.24%), respectively. During this period, there were creations of 400,000 Limited Shares for $9,976,704 and no Limited Share redemptions.

For the period from September 15, 2006 through September 30, 2006, the Master Fund had (i) net change in unrealized depreciation on investments and futures positions of $(95,920), (ii) interest income on 3-month United States Treasury bills of $39,825, and (iii) interest on cash of $7.

Off-Balance Sheet Arrangements

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are currency futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

Under the supervision and with the participation of the Managing Owner, DB Commodity Services LLC, including its chief executive officer and principal financial officer of the Managing Owner carried out an evaluation of the effectiveness of the design and operation of the Harvest Fund’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Managing Owner’s disclosure controls and procedures with respect to the Harvest Fund were effective as of the end of the period covered by this quarterly report.

Internal control over financial reporting.

There has been no change in internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-132484) was declared effective on September 15, 2006 with respect to the use of proceeds information being disclosed.

Proceeds from the sale of Limited Shares are used to purchase Master Fund Limited Units of the Master Fund. The Master Fund uses the proceeds from the sale of the Master Fund Units for general corporate purposes in accordance with its investment objectives and policies.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares G10 Currency Harvest Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director and Chief Executive Officer

Dated: November 14, 2006	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich	E-2

31.2	Certification of Gregory S. Collett	E-3

32.1	Certification of Kevin Rich, Chief Executive Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-4

32.2	Certification of Gregory S. Collett, Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-5

E-1