Form 10-Q
period 2007-06-30
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2007-08-14
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Limited Shares as of June 30, 2007: 17,600,000 Limited Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED JUNE 30, 2007

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2007 (unaudited) and December 31, 2006

	June 30, 2007 (Unaudited)	December 31, 2006

Assets
United States Treasury Obligations, at fair value (cost $500,773,114 and $121,822,892, respectively)	$500,887,964	$121,857,256
Cash	8,793,882	6,036,881
Net unrealized appreciation on futures contracts	758,618	1,378,854
Other assets	26,118	—

Total assets	$510,466,582	$129,272,991

Liabilities and shareholders’ equity
Management fee payable	$271,424	$57,836
Other liabilities	1,000	1,000

Total liabilities	272,424	58,836

Commitments and Contingencies (Note 9)

Shareholders’ equity

General shares:
Paid-in-capital—40 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,000	1,000
Accumulated earnings	160	34

Total General shares	1,160	1,034

Limited shares:
Paid-in-capital—17,600,000 and 5,000,000 redeemable shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	471,516,718	126,665,090
Accumulated earnings	38,676,280	2,548,031

Total Limited shares	510,192,998	129,213,121

Total shareholders’ equity	510,194,158	129,214,155

Total liabilities and shareholders’ equity	$510,466,582	$129,272,991

Net asset value per share

General shares	$29.00	$25.85

Limited shares	$28.99	$25.84

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.65% due July 5, 2007	14.31%	$72,980,436	$73,000,000
U.S. Treasury Bills, 4.55% due July 12, 2007	3.92	19,981,280	20,000,000
U.S. Treasury Bills, 4.34% due July 19, 2007	7.24	36,928,553	37,000,000
U.S. Treasury Bills, 4.49% due July 26, 2007	4.89	24,930,300	25,000,000
U.S. Treasury Bills, 4.79% due August 2, 2007	6.83	34,865,285	35,000,000
U.S. Treasury Bills, 4.76% due August 9, 2007	5.27	26,871,831	27,000,000
U.S. Treasury Bills, 4.73% due August 16, 2007	2.14	10,937,300	11,000,000
U.S. Treasury Bills, 4.78% due August 23, 2007	9.35	47,682,432	48,000,000
U.S. Treasury Bills, 4.78% due August 30, 2007	4.09	20,843,172	21,000,000
U.S. Treasury Bills, 4.71% due September 6, 2007	9.13	46,597,163	47,000,000
U.S. Treasury Bills, 4.64% due September 13, 2007	8.74	44,585,460	45,000,000
U.S. Treasury Bills, 4.49% due September 20, 2007	18.41	93,910,952	94,900,000
U.S. Treasury Bills, 4.69% due September 27, 2007	3.88	19,773,800	20,000,000

Total United States Treasury Obligations (cost $500,773,114)	98.20%	$500,887,964

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Future Contracts
195.9 million Australian Dollars vs. USD million 165.8 for settlement September 17, 2007	0.36%	$1,813,780
83.3 million British Pound vs. USD 166.9 million for settlement September 17, 2007	0.51	2,626,225
20,050.0 million Japanese Yen vs. USD 164.3 million for settlement September 17, 2007 *	0.01	38,188
220.0 million New Zealand Dollars vs. USD 168.7 million for settlement September 17, 2007	0.73	3,712,810
1,154.0 million Swedish Krona vs. USD 169.0 million for settlement September 17, 2007 *	(0.95)	(4,822,960)
203.1 million Swiss Francs vs. USD 166.9 million for settlement September 17, 2007 *	(0.51)	(2,609,425)

Net Unrealized Appreciation on Futures Contracts	0.15%	$758,618

See accompanying notes to unaudited consolidated financial statements.

*	Positions represent future contracts sold.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

December 31, 2006

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.74% due January 18, 2007	7.72%	$9,980,540	$10,000,000
U.S. Treasury Bills, 4.975% due February 1, 2007	7.71	9,962,220	10,000,000
U.S. Treasury Bills, 4.94% due February 22, 2007	7.69	9,932,990	10,000,000
U.S. Treasury Bills, 4.905% due March 1, 2007	11.52	14,884,950	15,000,000
U.S. Treasury Bills, 4.87% due March 8, 2007	3.84	4,956,890	5,000,000
U.S. Treasury Bills, 4.80% due March 15, 2007	21.46	27,732,992	28,000,000
U.S. Treasury Bills, 4.825% due March 22, 2007	19.14	24,736,200	25,000,000
U.S. Treasury Bills, 4.875% due March 29, 2007	15.22	19,670,474	19,900,000

Total United States Treasury Obligations (cost $121,822,892)	94.30%	$121,857,256

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Future Contracts
53.9 million Australian Dollars vs. USD 42.4 million for settlement March 19, 2007	0.23%	$295,850
4,862.5 million Japanese Yen vs. USD 41.3 million for settlement March 19, 2007*	0.29	377,475
61.4 million New Zealand Dollars vs. USD 43.0 million for settlement March 19, 2007	0.56	721,230
290.0 million Swedish Krona vs. USD 42.6 million for settlement March 19, 2007*	(0.07)	(98,620)
50.5 million Swiss Francs vs. USD 41.7 million for settlement March 19, 2007*	0.06	82,919

Net Unrealized Appreciation on Futures Contracts	1.07%	$1,378,854

See accompanying notes to consolidated financial statements.

*	Positions represent futures contracts sold.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Income and Expenses

For the Three Months and Six Months Ended June 30, 2007

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Income
Interest Income	$4,583,230	$7,290,477

Expenses
Management fee	693,483	1,097,224
Brokerage commissions and fees	55,479	87,778

Total expenses	748,962	1,185,002

Net investment income	3,834,268	6,105,475

Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Realized Gain (Loss) on
United States Treasury Obligations	—	(1,925)
Futures	28,400,642	30,564,575

Net realized gain	28,400,642	30,562,650

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	60,825	80,486
Futures	(5,165,003)	(620,236)

Net change in unrealized loss	(5,104,178)	(539,750)

Net realized and unrealized gain on United States Treasury Obligations and futures	23,296,464	30,022,900

Net Income	$27,130,732	$36,128,375

See accompanying notes to consolidated financial statements.

Note: PowerShares DB G10 Currency Harvest Fund commenced investment operations on September 15, 2006, and no operating results occurred prior to that date.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at April 1, 2007	40	$1,000	$77	$1,077	10,600,000	$273,827,754	$11,545,631	$285,373,385	$285,374,462
Sale of Limited Shares					7,000,000	197,688,964	—	197,688,964	197,688,964
Net income (loss):
Net investment income			12	12	—	—	3,834,256	3,834,256	3,834,268
Net realized gain (loss) on United States Treasury Obligations and Futures			74	74	—	—	28,400,568	28,400,568	28,400,642
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(3)	(3)	—	—	(5,104,175)	(5,104,175)	(5,104,178)

Net income	—	—	83	83	—	—	27,130,649	27,130,649	27,130,732

Balance at June 30, 2007	40	$1,000	$160	$1,160	17,600,000	$471,516,718	$38,676,280	$510,192,998	$510,194,158

See accompanying notes to consolidated financial statements.

Note: PowerShares DB G10 Currency Harvest Fund commenced investment operations on September 15, 2006, and no operating results occurred prior to that date.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2007	40	$1,000	$34	$1,034	5,000,000	$126,665,090	$2,548,031	$129,213,121	$129,214,155
Sale of Limited Shares	—	—			12,600,000	344,851,628	—	344,851,628	344,851,628
Net income (loss):
Net investment income			23	23	—	—	6,105,452	6,105,452	6,105,475
Net realized gain on United States Treasury Obligations and Futures			83	83	—	—	30,562,567	30,562,567	30,562,650
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			20	20	—	—	(539,770)	(539,770)	(539,750)

Net income			126	126	—	—	36,128,249	36,128,249	36,128,375

Balance at June 30, 2007	40	$1,000	$160	$1,160	17,600,000	$471,516,718	$38,676,280	$510,192,998	$510,194,158

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2007

Six Months Ended June 30, 2007
Cash flow provided by operating activities:
Net Income	$36,128,375
Adjustments to reconcile net income to net cash used in operating activities:
Cost of securities purchased	(787,604,002)
Proceeds from securities sold	415,720,099
Net accretion of discount and amortization of premium on United States Treasury Obligations	(7,068,244)
Net realized loss on United Stated Treasury Obligations	1,925
Net change in unrealized (appreciation) depreciation on United States Treasury Obligations and Futures	539,750
Increase/Decrease in operating assets and liabilities:
Other assets	(26,118)
Managemnet fee payable	213,588

Net cash used in operating activities	(342,094,627)

Cash flows from financing activities:
Net proceeds from sale of Limited Shares	344,851,628

Net cash provided by financing activities	344,851,628

Net change in cash	2,757,001

Cash at beginning of period	6,036,881

Cash at end of period	$8,793,882

See accompanying notes to unaudited consolidated financial statements.

Note: PowerShares DB G10 Currency Harvest Fund commenced investment operations on September 15, 2006, and no operating results occurred prior to that date.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

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

This report covers the three months and six months ended June 30, 2007. There are no comparable periods because the Fund commenced investment operations on September 15, 2006, and commenced trading on the Amex on September 18, 2006.

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

June 30, 2007

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

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on September 15, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (“Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning September 15, 2006 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated.

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

June 30, 2007

(c)	Cash

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the fund as of June 30, 2007 and December 31, 2006.

(d)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s currency futures brokers as margin and for investment trading purposes. Included in the United States Treasury obligations as of June 30, 2007 and December 31, 2006 is $10,059,012 and $2,874,729 respectively, which is restricted and held against initial margin on the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during the three months and six months ended June 30, 2007, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees were approximately 0.06%, on an annual basis, of the net asset value of the Master Fund during the three months and six months ended June 30, 2007 and the period ended June 30, 2007.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

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

(j)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months and six months ended June 30, 2007, the Fund and the Master Fund did not incur such expenses.

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

June 30, 2007

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

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order will be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Managing Owner may from time to time agree upon.

(c)	Limited Share Transactions

The Fund and the Master Fund commenced investment operations on September 15, 2006 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. in exchange for $25,000,000. The Fund commenced trading on the Amex on September 18, 2006. In the three months ended June 30, 2007, 7,000,000 Limited Shares were issued for $197,688,964 and no shares were redeemed. In the six months ended June 30, 2007, 12,600,000 Limited Shares were issued for $344,851,628, and no shares were redeemed.

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

June 30, 2007

Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(8)	Organizational and Offering Costs

Effective July 12, 2006 the Managing Owner determined to assume all organization and offering expenses, both already incurred and not yet paid and to be incurred by the Managing Owner, on behalf of the Fund and the Master Fund.

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

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months and six months ended June 30, 2007. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios are calculated using average net asset value. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Limited Shares equity for organization and offering costs. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net Asset Value

Net realized and unrealized gain on United States Treasury Obligations and Futures	$1.78	$2.59
Net investment income	0.29	0.56

Net increase in net assets from operations	2.07	3.15
Distributions of net investment income on Limited Shares	—	—

Net increase	2.07	3.15
Net asset value per Limited Share, beginning of period	$26.92	$25.84

Net asset value per Limited Share, end of period	$28.99	$28.99

Market value per Limited Share, beginning of period	$26.97	$25.95

Market value per Limited Share, end of period	$28.97	$28.97

Ratio to average Limited Shares (i)
Net investment income	4.11%	4.13%

Total expenses	0.80%	0.80%

Total Return, at net asset value (ii)	7.69%	12.19%

Total Return, at market value (ii)	7.42%	11.64%

(i)	Percentages are annualized.
(ii)	Percentages are not annualized for the three months and six months ended June 30, 2007.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

(11)	Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007 and has determined that the application of this standard will not impact the financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes framework for the measurement of fair value and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

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

Under the Trust Agreements of the Fund and the Master Fund, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund, the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

The Limited Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Limited Shares is expected to fluctuate in relation to changes in the value of the Master Fund’s portfolio. The market price of the Limited Shares may not be identical to the net asset value per Limited Share, but these two valuations are expected to be very close.

Performance Summary

This report covers the three months and six months ended June 30, 2007.

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

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months and Six Months Ended June 30, 2007” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing by disclosing the change in market value of each underlying component Index Currency through a “surrogate” (and analogous) index plus 3 month United States Treasury obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months and Six Months Ended June 30, 2007

UNDERLYING INDEX CURRENCY	TOTAL RETURN FOR INDEX IN THE DBCFH-TR™
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Long Positions:
Australian Dollar (AUD)	1.74%	2.55%
British Pound (GBP)	0.75%	0.61%
New Zealand Dollar (NZD)	2.88%	2.89%

Short Positions:
Swedish Krona (SEK)	-0.72%	1.32%
Japanese Yen (JPY)	1.82%	1.77%
Swiss Franc (CHF)	0.36%	1.05%

TOTAL RETURN OF 3 MONTH UNITED STATES TREASURY OBLIGATIONS:	1.29%	2.75%

TOTAL RETURNS OF DBCFH-TR™:	8.13%	12.94%

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares of the Fund and Master Fund Limited Units, the net asset value per Limited Share of the Fund and the net asset value per Master Fund Limited Unit are substantially equal.

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

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. (Authorized Participants may then subsequently redeem such Limited Shares). The Master Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in 3-month U.S. Treasury obligations and cash, which is used as margin for the Master Fund’s trading in currency futures. The percentage that U.S. Treasury obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s currency futures change. The balance of the net assets is held in the Master Fund’s brokerage account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

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

Results of Operations

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007

The Fund was launched on September 15, 2006 at $25.00 per share and listed for trading on the Amex on September 18, 2006.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™, or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBV”), (ii) the Fund’s NAV (as reflected by the graph “FBVNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBCFHX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBV, FBVNAV AND DBCFHX FOR THE THREE MONTHS AND SIX MONTHS

ENDED JUNE 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

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

FOR THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the three months ended June 30, 2007, Limited Shares increased 7.42% from $26.97 per share to $28.97 per share. Limited Shares traded from a low of $27.22 per share (+0.93%) on April 2, 2007 to a high of $29.25 per share (+8.45%) on June 19, 2007. Total return for the Fund, on a market value basis was 7.42 % for the three months ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the three months ended June 30, 2007, the net asset value of each Limited Share increased 7.69% from $26.92 per share to $28.99 per share. Total return on a net asset value basis, for the Fund, was 7.69% for the three months ended June 30, 2007.

Net income for the three months ended June 30, 2007 was $27.1 million, resulting from $4.6 million of interest income and realized and unrealized gains of $23.3 million and operating expenses of $0.8 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the six months ended June 30, 2007, Limited Shares increased 11.64% from $25.95 per share to $28.97 per share. Limited Shares traded from a low of $25.72 per share (-0.89%) on March 5, 2007 to a high of $29.25 per share (+12.72%) on June 19, 2007. Total return for the Fund, on a market value basis was 11.64% for the six months ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the six months ended June 30, 2007, the net asset value of each Limited Share increased 12.19% from $25.84 per share to $28.99 per share. Total return on a net asset value basis, for the Fund, was 12.19% for the six months ended June 30, 2007.

Net income for the six months ended June 30, 2007 was $36.1 million, resulting from $7.3 million of interest income and realized and unrealized gains of $30.0 million and operating expenses of $1.2 million.

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

The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2007. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.

Currency Contract	Delivery Month	Value at Risk (“VaR”)*	Number of times VaR Exceeded
Australian Dollar	September 2007	0.36%	3
New Zealand Dollar	September 2007	0.46%	2
Japanese Yen	September 2007	0.39%	2
Swiss Franc	September 2007	0.34%	2
Swedish Krona	September 2007	0.40%	2
British Pound	September 2007	0.30%	3

Aggregate/Total:		1.07%	2

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-132484) was declared effective on September 15, 2006 with respect to the use of proceeds information being disclosed. Trading on the Amex commenced on September 18, 2006. A Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 was declared effective on May 15, 2007, which also contained this information.

Proceeds from the sale of Limited Shares are used to purchase Master Fund Limited Units of the Master Fund. The Master Fund uses the proceeds from the sale of the Master Fund Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended June 30, 2007, 7.0 million Limited Shares were created for $197.7 million and no Limited Shares were redeemed. For the period ended June 30, 2007, 12.6 Limited Shares were issued for $344.8 million, and no shares were redeemed. On June 30, 2007, 17.6 million Limited Shares of the Fund were outstanding for a market capitalization of $509.9 million.

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

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director, Chief Executive Officer and Principal Financial Officer

Dated: August 14, 2007	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich	E-2

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-3

E-1