Form 10-Q
period 2007-09-30
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2007-11-13
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ✓    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer                     Accelerated Filer                     Non-Accelerated Filer     ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No    ✓

Indicate the number of outstanding Limited Shares as of September 30, 2007: 17,200,000 Limited Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2007

			Page

PART I.	FINANCIAL INFORMATION		1

	ITEM 1.	FINANCIAL STATEMENTS	1
		Consolidated Statements of Financial Condition September 30, 2007 (unaudited) and December 31, 2006	1
		Unaudited Consolidated Schedule of Investments September 30, 2007	2
		Consolidated Schedule of Investments December 31, 2006	3
		Unaudited Consolidated Statements of Income and Expense For the Three Months and Nine Months Ended September 30, 2007 and For the Period From September 15, 2006 to September 30, 2006	4
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended September 30, 2007	5
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Nine Months Ended September 30, 2007	6
		Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity For the Period from September 15, 2006 to September 30, 2006	7
		Unaudited Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2007 and For the Period from September 15, 2006 to September 30, 2006	8
		Notes to Unaudited Consolidated Financial Statements	9
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
	ITEM 4.	CONTROLS AND PROCEDURES	28

PART II.	OTHER INFORMATION		28

	Item 1.	Legal Proceedings	28
	Item 1A.	Risk Factors	28
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
	Item 3.	Defaults Upon Senior Securities	29
	Item 4.	Submission of Matters to a Vote of Security Holders	29
	Item 5.	Other Information	29
	Item 6.	Exhibits	29

SIGNATURES			30

EXHIBIT INDEX			E-1

	Exhibit 31.1	Certification of Kevin Rich	E-2
	Exhibit 32.1	Certification of Kevin Rich	E-3

i

PART I.               FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2007 (unaudited) and December 31, 2006

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
United States Treasury Obligations, at fair value
(cost $462,007,558 and $121,822,892, respectively)	$462,235,946	$121,857,256
Cash held by broker	14,115,669	6,036,881
Net unrealized appreciation on futures contracts	11,545,671	1,378,854
Other assets	30,696	-

Total assets	$487,927,982	$129,272,991

Liabilities and shareholders’ equity

Management fee payable	$299,658	$57,836
Other liabilities	1,000	1,000

Total liabilities	300,658	58,836

Commitments and Contingencies (Note 9)

Shareholders’ equity

General shares:
Paid-in-capital - 40 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	1,000	1,000
Accumulated earnings	134	34

Total General shares	1,134	1,034

Limited shares:
Paid-in-capital – 17,200,000 and 5,000,000 redeemable shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	466,818,410	126,665,090
Accumulated earnings	20,807,780	2,548,031

Total Limited shares	487,626,190	129,213,121

Total shareholders’ equity	487,627,324	129,214,155

Total liabilities and shareholders’ equity	$487,927,982	$129,272,991

Net asset value per share

General shares	$28.35	$25.85

Limited shares	$28.35	$25.84

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Government Obligations
U.S. Treasury Bills, 4.28% due October 4, 2007	19.89%	$96,974,198	$ 97,000,000
U.S. Treasury Bills, 4.0% due October 11, 2007	13.93	67,941,112	68,000,000
U.S. Treasury Bills, 3.93% due October 18, 2007	10.03	48,924,883	49,000,000
U.S. Treasury Bills, 3.27% due October 25, 2007	6.34	30,931,025	31,000,000
U.S. Treasury Bills, 4.825% due November 1, 2007	7.36	35,894,664	36,000,000
U.S. Treasury Bills, 4.77% due November 8, 2007	4.50	21,919,964	22,000,000
U.S. Treasury Bills, 2.85% due November 23, 2007	3.67	17,903,862	18,000,000
U.S. Treasury Bills, 4.35% due December 6, 2007	1.63	7,946,056	8,000,000
U.S. Treasury Bills, 3.8% due December 13, 2007	5.09	24,815,075	25,000,000
U.S. Treasury Bills, 4.05% due December 20, 2007	18.29	89,165,247	89,900,000
U.S. Treasury Bills, 3.82% due December 27, 2007	4.06	19,819,860	20,000,000

Total United States Government Obligations (cost $462,007,558)	94.79%	$462,235,946

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in
Note 4(d)

Description	Percentage of Net Assets	Fair Value

Unrealized Appreciation (Depreciation) on Future Contracts

181.4 million Australian Dollars vs. USD million 159.9 for settlement December 17, 2007	1.78%	$8,647,869

76.0 million British Pound vs. USD 154.5 million for settlement December 17, 2007	0.43	2,111,088

17,350.0 million Japanese Yen vs. USD 152.5 million for settlement December 17, 2007 *	(0.08)	(402,431)

215.5 million New Zealand Dollars vs. USD 161.4 million for settlement December 17, 2007	1.88	9,173,675

1,014.0 million Swedish Krona vs. USD 157.2 million for settlement December 17, 2007 *	(1.02)	(4,978,980)

179.9 million Swiss Francs vs. USD 155.0 million for settlement December 17, 2007 *	(0.62)	(3,005,550)

Net Unrealized Appreciation on Futures Contracts	2.37%	$11,545,671

See accompanying notes to unaudited consolidated financial statements.

  * Positions represent future contracts sold.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2006

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.74% due January 18, 2007	7.72%	$9,980,540	$10,000,000
U.S. Treasury Bills, 4.975% due February 1, 2007	7.71	9,962,220	10,000,000
U.S. Treasury Bills, 4.94% due February 22, 2007	7.69	9,932,990	10,000,000
U.S. Treasury Bills, 4.905% due March 1, 2007	11.52	14,884,950	15,000,000
U.S. Treasury Bills, 4.87% due March 8, 2007	3.84	4,956,890	5,000,000
U.S. Treasury Bills, 4.80% due March 15, 2007	21.46	27,732,992	28,000,000
U.S. Treasury Bills, 4.825% due March 22, 2007	19.14	24,736,200	25,000,000
U.S. Treasury Bills, 4.875% due March 29, 2007	15.22	19,670,474	19,900,000

Total United States Treasury Obligations (cost $121,822,891)	94.30%	$121,857,256

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in
Note 4(d)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Future Contracts
53.9 million Australian Dollars vs. USD 42.4 million for settlement March 19, 2007	0.23%	$295,850
4,862.5 million Japanese Yen vs. USD 41.3 million for settlement March 19, 2007*	0.29	377,475
61.4 million New Zealand Dollars vs. USD 43.0 million for settlement March 19, 2007	0.56	721,230
290.0 million Swedish Krona vs. USD 42.6 million for settlement March 19, 2007*	(0.07)	(98,620)
50.5 million Swiss Francs vs. USD 41.7 million for settlement March 19, 2007*	0.06	82,919

Net Unrealized Appreciation on Futures Contracts	1.07%	$1,378,854

See accompanying notes to unaudited consolidated financial statements.

* Positions represent futures contracts sold.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expense

For the Three Months and Nine Months Ended September 30, 2007

and For the Period From September 15, 2006 to September 30, 2006

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	For the Period From September 15, 2006 to September 30, 2006
Income

Interest Income	$6,388,113	$13,678,590	$39,832

Expenses

Management fee	1,011,219	2,108,443	6,655

Brokerage commissions and fees	80,898	168,676	533

Total expenses	1,092,117	2,277,119	7,188

Net investment income	5,295,996	11,401,471	32,644

Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Realized Gain (Loss) on

United States Treasury Obligations	47,598	45,673	–

Futures	(34,112,711)	(3,548,136)	–

Net realized loss	(34,065,113)	(3,502,463)	–

Net Change in Unrealized Gain on

United States Treasury Obligations	113,538	194,024	6,935

Futures	10,787,053	10,166,817	(102,855)

Net change in unrealized gain (loss)	10,900,591	10,360,841	(95,920)

Net realized and unrealized gain (loss) on United States

Treasury Obligations and futures	(23,164,522)	6,858,378	(95,920)

Net Income (Loss)	$(17,868,526)	$18,259,849	$(63,276)

See accompanying notes to unaudited consolidated financial statements.

Note: PowerShares DB G10 Currency Harvest Fund commenced investment operations on September 15, 2006, and no operating results occurred prior to that date.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2007

	General Shares				Limited Shares				Total
			Accumulated	Total General Shareholders’			Accumulated	Total Limited Shareholders’	Total Shareholders’
	General Shares		Earnings (Deficit)	Equity (Deficit)	Limited Shares		Earnings (Deficit)	Equity (Deficit)	Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at July 1, 2007	40	$ 1,000	$ 160	$ 1,160	17,600,000	$ 471,516,718	$ 38,676,280	$ 510,192,998	$ 510,194,158

Sale of Limited Shares					3,400,000	98,887,964		98,887,964	98,887,964

Redemption of Limited Shares					(3,800,000)	(103,586,272)		(103,586,272)	(103,586,272)

Net income (loss):

Net investment income			12	12	-	-	5,295,984	5,295,984	5,295,996

Net realized gain (loss) on United States Treasury Obligations and Futures			(78)	(78)	-	-	(34,065,035)	(34,065,035)	(34,065,113)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			40	40	-	-	10,900,551	10,900,551	10,900,591

Net loss			(26)	(26)	-	-	(17,868,500)	(17,868,500)	(17,868,526)

Balance at September 30, 2007	40	$ 1,000	$ 134	$ 1,134	17,200,000	$ 466,818,410	$ 20,807,780	$ 487,626,190	$ 487,627,324

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2007

	General Shares				Limited Shares				Total

	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount

Balance at January 1, 2007	40	$1,000	$34	$1,034	5,000,000	$126,665,090	$2,548,031	$129,213,121	$129,214,155

Sale of Limited Shares					16,000,000	443,739,592		443,739,592	443,739,592

Redemption of Limited Shares					(3,800,000)	(103,586,272)		(103,586,272)	(103,586,272)

Net income (loss)

Net investment income			35	35	-	-	11,401,436	11,401,436	11,401,471
Net realized gain (loss) on United States Treasury Obligations and Futures			5	5	-	-	(3,502,468)	(3,502,468)	(3,502,463)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			60	60	-	-	10,360,781	10,360,781	10,360,841

Net income			100	100	-	-	18,259,749	18,259,749	18,259,849

Balance at September 30, 2007	40	$1,000	$134	$1,134	17,200,000	$466,818,410	$20,807,780	$487,626,190	$487,627,324

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Period from September 15, 2006 to September 30, 2006

	General Shares				Limited Shares				Total

	General Shares		Accumulated Deficit	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount

Balance at September 15, 2006	40	$1,000	$–	$ 1,000	–	$ –	$ –	$ –	$ 1,000

Sale of Limited Shares					1,400,000	34,976,704	–	34,976,704	34,976,704

Net income (loss):

Net investment income	–	–	1	1	–	–	32,643	32,643	32,644
Net unrealized loss on United States Treasury Obligations and Futures	–	–	(4)	(4)	–	–	(95,916)	(95,916)	(95,920)

Net loss	–	–	(3)	(3)	–	–	(63,273)	(63,273)	(63,276)

Balance at September 30, 2006	40	$1,000	$(3)	$ 997	1,400,000	$34,976,704	$(63,273)	$34,913,431	$34,914,428

See accompanying notes to unaudited consolidated financial statements.

Note:  PowerShares DB G10 Currency Harvest Fund commenced operations on September 15, 2006, therefore no operating results occurred prior to that date.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and

For the Period from September 15, 2006 to September 30, 2006

	Nine Months Ended September 30, 2007	For the Period from September 15, 2006 to September 30, 2006

Cash flow provided by operating activities:

Net Income (loss)	$18,259,849	$(63,276)
Adjustments to reconcile net income (loss) to net cash used for operating activities:

Cost of securities purchased	(1,256,239,349)	(32,618,203)

Proceeds from securities sold	929,393,991	–

Net accretion of discount and amortization of premium on United States Treasury Obligations	(13,293,635)	(39,825)

Net realized gain on United States Treasury Obligations	(45,673)	–

Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	(10,360,841)	95,920

Increase/Decrease in operating assets and liabilities:

Payable for securities purchased	–	9,884,725

Other assets	(30,696)	533

Management fee payable	241,822	6,655

Net cash used in operating activities	(332,074,532)	(22,733,471)

Cash flows from financing activities:

Proceeds from sale of Limited Shares	443,739,592	34,976,704

Redemption on sale of Limited Shares	(103,586,272)	–

Net cash provided by financing activities	340,153,320	34,976,704

Net change in cash held by broker	8,078,788	12,243,233

Cash held by broker at beginning of period	6,036,881	1,000

Cash held by broker at end of period	$14,115,669	$12,244,233

See accompanying notes to unaudited consolidated financial statements.

Note:  PowerShares DB G10 Currency Harvest Fund commenced investment operations on September 15, 2006, and no operating results occurred prior to that date.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

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

The accompanying consolidated financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may have been condensed or omitted. Certain reclassifications have been made to the 2006 presentation to conform to the 2007 presentation. You should read these interim consolidated financial statements together with the 2006 Annual Report on Form 10-K of the Fund which has been filed with the Securities and Exchange Commission. Interim period results are not necessarily indicative of results for a full-year period.

This report covers the three months and nine months ended September 30, 2007 and the period from September 15, 2006 (commencement of investment operations) to September 30, 2006 (herein referred to as “Period Ended September 30, 2007” and the “Period Ended September 30, 2006” respectively.

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

DBCFHX™ and Deutsche Bank Liquid Currency Index™ are trade marks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. The Fund and the Master Fund have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

(c)  Cash Held by Broker

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the fund as of September 30, 2007 and December 31, 2006.

(d)  United States Treasury Obligations

The Fund records purchases and sales of United States Treasury obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s currency futures brokers as margin and for investment trading purposes. Included in the United States Treasury obligations as of September 30, 2007 and December 31, 2006 is $18,291,096 and $2,874,729 respectively, which is restricted and held against initial margin on the open futures contracts. Interest income is

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

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

(h)    Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during the three months ended September 30, 2007 and the periods ended September 30, 2007, and 2006, respectively, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees were approximately 0.06%, on an annual basis, of the net asset value of the Master Fund during the three months ended September 30, 2007 and periods ended September 30, 2007 and 2006, respectively.

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

September 30, 2007

(j)  Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2007 and periods ended September 30, 2007 and 2006, respectively, the Fund and the Master Fund did not incur such expenses.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (“DTC”) book-entry system to the Fund not later than noon, New York time, on the

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consists of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order will be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time to time agree upon.

(c)  Limited Share Transactions

The Fund and the Master Fund commenced investment operations on September 15, 2006 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. in exchange for $25,000,000.

Summary of Limited Share Transactions for the Three Months and Period Ended September 30, 2007

and For the Period Ended September 30, 2006

	Three Months Ended September 30, 2007		Period Ended September 30, 2007		Period Ended September 30, 2006
	Number	Amount	Number	Amount	Number	Amount
Limited Shares Sold	3,400,000	$98,887,964	16,000,000	$443,739,592	1,400,000	$34,976,704
Limited Shares Repurchased	(3,800,000)	(103,586,272)	(3,800,000)	(103,586,272)	--	--
Net Increase/(Decrease)	(400,000)	$(4,698,308)	12,200,000	$(340,153,320)	1,400,000	$34,976,704

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

September 30, 2007

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

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months ended September 30, 2007 and periods ended September 30, 2007 and 2006, respectively. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios are calculated using average net asset value. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended September 30, 2007	Period Ended September 30, 2007	Period Ended September 30, 2006
Net Asset Value
Net realized and unrealized gain on United States Treasury Obligations and Futures	$(0.92)	$0.84	$(0.08)
Net investment income	0.28	1.67	0.02

Net increase in net assets from operations	(0.64)	2.51	(0.06)
Distributions of net investment income on Limited Shares	-	-	—

Net increase	(0.64)	2.51	(0.06)
Net asset value per Limited Share, beginning of period	$28.99	$25.84	$25.00

Net asset value per Limited Share, end of period	$28.35	$28.35	$24.94

Market value per Limited Share, beginning of period	$28.97	$25.95	$25.00

Market value per Limited Share, end of period	$28.44	$28.44	$25.00

Ratio to average Limited Shares (i)
Net investment income	3.94%	4.02%	3.68%

Total expenses	0.81%	0.80%	0.81%

Total Return, at net asset value (ii)	(2.21)%	9.71%	(0.24)%

Total Return, at market value (ii)	(1.83)%	9.60%	0.00%

(i) Percentages are annualized.

(ii) Percentages are not annualized for the three months ended September 30, 2007 and for the Period Ended September 30, 2007 and

        2006.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

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

Performance Summary

This report covers the three months and Period ended September 30, 2007, and the Period September 15 (commencement of investment operations) to September 30, 2006 (Period Ended September 30, 2006).

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

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months and Period Ended September 30, 2007, and for the Period Ended September 30, 2006” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing the change in market value of each underlying component Index Currency through a “surrogate” (and analogous) index plus 3 month United States Treasury obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

    Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months and Period Ended

                                    September 30, 2007, and for the Period Ended September 30, 2006

UNDERLYING INDEX CURRENCY	Total return for index in the DBCFH-TR™
Long Positions:	Three Months Ended September 30, 2007	Period Ended September 30, 2007	Period Ended September 30, 2006
Australian Dollar (AUD)	1.60%	5.09%	-0.50%
British Pound (GBP)	0.67%	1.94%	0.00%
New Zealand Dollar (NZD)	-0.32%	3.52%	-0.57%
Short Positions:
Swedish Krona (SEK)	-1.77%	-2.10%	0.49%
Japanese Yen (JPY)	-2.02%	-0.57%	0.30%
Swiss Franc (CHF)	-1.40%	-1.26%	-0.09%

TOTAL RETURN OF 3 MONTH UNITED STATES TREASURY OBLIGATIONS:	1.08%	3.89%	0.19%

TOTAL RETURNS OF DBCFH-TR™:	-2.15%	10.51%	-0.19%

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

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a currency futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

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

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Limited Shares. The Master Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in 3-month U.S. Treasury obligations and cash, which is used as margin for the Master Fund’s trading in currency futures. The percentage that U.S. Treasury obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s currency futures change. The balance of the net assets is held in the Master Fund’s brokerage account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

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

Results of Operations

FOR THE THREE MONTHS AND PERIOD ENDED SEPTEMBER 30, 2007 AND PERIOD ENDED SEPTEMBER 30, 2006

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

COMPARISON OF DBV, FBVNAV AND DBCFHX FOR THE THREE MONTHS AND PERIOD ENDED

SEPTEMBER 30, 2007 AND PERIOD ENDED SEPTEMBER 30, 2006

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2006

Fund Limited Share Price Performance

For the three months ended September 30, 2007, Limited Shares decreased 1.83% from $28.97 per share to $28.44 per share. The Limited Share price high and low for the three months ended September 30, 2007 and related change from the Limited Share price on June 30, 2007 was as follows: Limited Shares traded from a high of $29.78 per share (+2.80%) on both July 23 and July 25, 2007 to a low of $26.93 per share (-7.04%) on August 16, 2007. Total return for the Fund, on a market value basis was -1.83% for the three months ended September 30, 2007.

For the Period ended September 30, 2006, Limited Shares were unchanged from $25 per share. The Limited Share price high and low for the Period ended September 30, 2007 and related change from the Limited Share price on September 15, 2006 (commencement of investment operations) was as follows: Limited Shares traded from a high of $25.10 per share (+0.40%) on September 18, 2006 to a low of $24.80 per share (-0.80%) on September 22, 2006. Total return for the Fund, on a market value basis was 0% for the Period ended September 30, 2006.

Fund Limited Share Net Asset Performance

For the three months ended September 30, 2007, the net asset value of each Limited Share decreased 2.21% from $28.99 per share to $28.35 per share. Total return on a net asset value basis, for the Fund, was -2.21% for the three months ended September 30, 2007.

Net loss for the three months ended September 30, 2007 was $17.9 million, resulting from $6.4 million of interest income and realized and unrealized losses of $23.2 million and operating expenses of $1.1 million.

For the Period ended September 30, 2006, the net asset value of each Limited Share decreased 0.24% from $25.00 per share to $24.94 per share. Total return on a net asset value basis, for the Fund, was -0.24% for the Period ended September 30, 2006.

Net loss for the Period ended September 30, 2006 was $63,276, resulting from $39,832 of interest income and realized and unrealized losses of $95,920 and operating expenses of $7,188.

FOR THE PERIOD ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the Period ended September 30, 2007, Limited Shares increased 9.60% from $25.95 per share to $28.44 per share. The Limited Share price low and high for the Period ended September 30, 2007 and related change from the Limited Share price on December 31, 2006 was as follows: Limited Shares traded from a low of $25.72 per share (-0.89%) on March 5, 2007 to a high of $29.78 per share (+14.76%) on both July 23 and July 25, 2007. Total return for the Fund, on a market value basis was 9.60% for the Period ended September 30, 2007.

Fund Limited Share Net Asset Performance

For the Period ended September 30, 2007, the net asset value of each Limited Share increased 9.71% from $25.84 per share to $28.35 per share. Total return on a net asset value basis, for the Fund, was 9.71% for the Period ended September 30, 2007.

Net income for the Period ended September 30, 2007 was $18.3 million, resulting from $13.7 million of interest income and realized and unrealized gains of $6.9 million and operating expenses of $2.3 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2007. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.

Currency Contract	Delivery Month	Value at Risk (“VaR”)*	Number of times VaR Exceeded
Australian Dollar	December 2007	0.60%	2
New Zealand Dollar	December 2007	0.80%	2
Japanese Yen	December 2007	0.54%	2
Swiss Franc	December 2007	0.34%	3
Swedish Krona	December 2007	0.37%	2
British Pound	December 2007	0.31%	4
Aggregate/Total:		1.92%	2

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

   For the three months ended September 30, 2007, 3.4 million Limited Shares were created for $98.9 million and 3.8 million Limited Shares were redeemed for $103.6 million. For the period ended September 30, 2007, 16.0 million Limited Shares were issued for $443.7 million, and 3.8 million Limited Shares were redeemed for $103.6 million. On September 30, 2007, 17.2 million Limited Shares of the Fund were outstanding for a market capitalization of $489.2 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2007 to July 31, 2007	-	-
August 1, 2007 to August 31, 2007	2,600,000	27.15
September 1, 2007 to September 30, 2007	1,200,000	27.49

TOTAL:	3,800,000	$27.26

Item 3.	Defaults Upon Senior Securities.

  None.

Item 4.	Submission of Matters to a Vote of Security Holders.

  None.

Item 5.	Other Information.

  None.

Item 6.	Exhibits.

31.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1

Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Director, Chief Executive Officer and
Principal Financial Officer

Dated: November 13, 2007	By:	/s/ Gregory S. Collett
Name: Gregory S. Collett
Title: Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1

Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)

E-3

E-1