Form 10-K
period 2008-12-31
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2009-03-10
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33020

POWERSHARES DB G10 CURRENCY HARVEST FUND

(Exact name of Registrant as specified in its charter)

Delaware	16-6562496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB G10 CURRENCY HARVEST MASTER FUND

(Exact name of Co-Registrant as specified in its charter)

Delaware	16-1756876
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $562,016,000

Number of Common Units of Beneficial Interest outstanding as of February 24, 2009: 13,800,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated May 14, 2008, as supplemented on June 20, 2008 and July 14, 2008, filed pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-132484) are incorporated by reference into Part I of this Report.

i

ii

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (the “SEC”) filings.

iii

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

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on September 15, 2006 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. (the “Commodity Broker”) in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006 and is now listed on the NYSE Arca, Inc. (the “NYSE Arca”) as of November 25, 2008. After the initial offering of the Shares, an additional 4,000,000 Shares were issued to certain Authorized Participants for $101,665,090 during the period from September 15, 2006 (commencement of investment operations) to December 31, 2006. No Shares were redeemed during 2006. An additional 17,800,000 Shares were issued to certain Authorized Participants for $494,889,778 and 4,000,000 Shares were redeemed for $109,189,908 during the year ended December 31, 2007. An additional 4,000,000 Shares were issued to certain Authorized Participants for $106,889,930 and 8,200,000 Shares were redeemed for $186,296,750 during the year ended December 31, 2008.

This Report covers the years ended December 31, 2008 and 2007 and the period from September 15, 2006 (commencement of investment operations) to December 31, 2006 (herein referred to as the “Year Ended December 31, 2008”, the “Year Ended December 31, 2007” and the “Period Ended December 31, 2006” respectively).

Fund Investment Overview

The Master Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”) with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures broker as margin and for investment.

The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time (the “Index Currencies”) are six of the following Group of Ten currencies (the “G10”): United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona, or, collectively, the Eligible Index Currencies. At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is generally 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2008 and 2007, the Fund had $284,849,782 (or 100%) and $515,131,154 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $26,765,910 (or 9.40%) and $17,288,460 (or 3.36%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of December 31, 2008 and 2007, respectively. For additional information, please see the audited Consolidated Schedule of Investments dated as of December 31, 2008 and the audited Consolidated Schedule of Investments dated as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

A description of the business of the Fund and related items is contained in the Prospectus under the sections captioned “Summary,” “Organization Chart,” “The Master-Feeder Structure,” “Investment Objective,” “Description of the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™,” “Information Barriers Between the Index Sponsor and the Managing Owner,” “Charges,” “Conflicts of Interest” and “Description of the Shares and the Master Fund Units; Certain Material Terms of the Trust Declarations,” and such description is incorporated herein by reference from the Prospectus.

A Trademark application for Deutsche Bank G10 Currency Future Harvest Index™ was granted in May 2008. Any use of this trademark must be with the consent of or under license from the Index Sponsor. The Fund, Master Fund and the Managing Owner have been licensed to use Deutsche Bank G10 Currency Future Harvest Index™. The Index Sponsor does not approve, endorse or recommend the Fund, the Master Fund or the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund, the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

Index Composition

The currencies that are eligible for inclusion in the Index are the currencies of The Group of Ten (the “G10”) countries (the “Eligible Index Currencies”), which include the following currencies:

Eligible Index Currency	Symbol
United States Dollar	USD
Euro	EUR
Japanese Yen	JPY
Canadian Dollar	CAD
Swiss Franc	CHF
British Pound	GBP
Australian Dollar	AUD
New Zealand Dollar	NZD
Norwegian Krone	NOK
Swedish Krona	SEK

Futures contracts referencing each of the Eligible Index Currencies (except USD) currently are traded on the Chicago Mercantile Exchange (the “CME”), although currency futures contracts on the Eligible Index Currencies also trade on other exchanges in the United States and the Master Fund may invest in such contracts.

At any time, the Index is comprised of long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates. The Index’s six component currencies from time-to-time, comprised of the three long and three short futures positions, are referred to as the Index Currencies and are used to calculate the value of the Index. The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Currencies.

The Index Sponsor calculates the Index on both an excess return basis and a total return basis. The excess return basis calculation reflects the change in market value of the applicable underlying currency futures only. The total return basis calculation reflects the sum of the change in market value of the applicable underlying currency futures plus the return on 3-month U.S. Treasury bills. The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Fund will make distributions at the discretion of the Managing Owner. To the extent that the Master Fund’s actual and projected interest income from its holdings of United States Treasury securities and other high credit quality short-term fixed income securities exceeds the actual and projected fees and expenses of the Fund and the Master Fund, the Managing Owner expects periodically to make distributions of the amount of such excess. The Fund currently does not expect to make distributions with respect to its capital gains. Depending on the Fund’s performance for the taxable year and an investor’s own tax situation for such year, an investor’s income tax liability for the taxable year and allocable share of the Fund’s net ordinary income or loss and capital gain or loss may exceed any distributions an investor may receive with respect to such year.

In order to determine which Eligible Index Currencies to include in the Index from time-to-time, the Index Sponsor will review the composition of the Index on a quarterly basis 5 business days prior to the IMM Date. “IMM Date” means the third Wednesday of March, June, September and December, a traditional settlement date in the International Money Market.

The Index Sponsor will review the three month Libor rate for each Eligible Index Currency other than the SEK and NOK and will review the three month Stibor rate and the three month Nibor rate for the SEK and NOK, respectively. The Libor, Stibor and Nibor rates for the Eligible Index Currencies, as applicable, mean the London, Stockholm and Norway interbank offered rates for overnight deposits, respectively, each of which is published by Reuters. The Eligible Index Currencies are then ranked according to yield. The three highest yielding and three lowest yielding are selected as Index Currencies for inclusion in calculating the Index. If two Index Currencies have the same yield, then the previous quarter’s ranking will be used.

Upon re-weighting, the high yielding Index Currencies are allocated a base weight of 33 1/3% and the low yielding Index Currencies are allocated a base weight of -33 1/3%. These new weights are applied during the Index re weighting period, which takes place between the fourth and third Index Business Days prior to the applicable IMM Date (the “Index Re-Weighting Period”).

The CME traded futures contract of each applicable Index Currency that is closest to expiration is used in the Index calculation. The futures contracts on the Index Currencies are rolled during the Index Re-Weighting Period. The new futures contract on an Index Currency that has the next closest expiration date is selected. The calculation of the Index on an excess return basis is the weighted return on the change in price of the futures contracts on the Index Currencies.

A 3-month U.S. Treasury bill return is then calculated and included to calculate the total return index. Please refer to Exhibit B of the Amended and Restated Declaration of Trust of the Master Fund for the mathematical formulae of the Index.

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to December 31, 2008, the Index level as calculated on an excess return basis has ranged from as high as 315.27 (July 25, 2007) to as low as 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive and negative, in the Index.

The Fund will pursue its investment objective by investing substantially all of its assets in the Master Fund. To track the Index, the Master Fund generally will establish long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates and will adjust its holdings quarterly as the Index is adjusted. However, if the United States Dollar (“USD”) is among the Index Currencies from time-to-time, the Master Fund will not establish a long or short futures position (as the case may be) in USD, because USD is the Fund’s home currency and, as a consequence, the Master Fund never can enjoy profit or suffer loss from long or short futures positions in USD. When the USD is not associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Master Fund’s futures contracts at the time they are established will be double the value of the Master Fund’s holdings of United States Treasury and other high credit quality short term fixed income securities, which means the Fund will have a leverage ratio at such time of 2:1. If the USD is associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Master Fund’s futures contracts at the time they are established will be approximately 1.66 times the value of the Master Fund’s holdings of United States Treasury and other high credit quality short term fixed income securities, which means the Fund will have a leverage ratio at such time of approximately 1.66:1. Holding futures positions with a notional amount in excess of the Master Fund’s net asset value constitutes a form of leverage. The use of leverage will increase the potential for both trading profits and losses, depending on the changes, positive and negative, in the Index. The Master Fund’s ability to track the Index will not be affected by the presence or absence of the USD among the Index Currencies. Because the notional value of the Master Fund’s futures positions can rise or fall over time, the leverage ratio could be higher or lower between quarterly adjustments of the Index Currencies.

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

There can be no assurance that the use of both long and short positions will reduce the volatility of the Index during any or all market cycles or performance periods, or that the Master Fund will achieve its objectives. It is possible that, prior to an Index rebalancing, that Index Currencies expected to lose relative to the USD may rise and/or Index Currencies expected to gain relative to the USD may fall. In such cases, the Master Fund may experience losses in both its long and short positions at the same time. Such losses will be greater as a result of the Master Fund’s use of leverage, reflected in its long futures exposure to Index Currencies with a notional value of up to 100% of the Master Fund’s net asset value and its short futures exposure to Index Currencies with a notional value of up to 100% of the Master Fund’s net asset value. Under such circumstances, the Master Fund’s losses would be greater as a result of its leverage than would be the case were it to limit its overall exposure to Index Currencies with a notional value of 100% of the Master Fund’s net asset value.

As a result of its use of leverage, the Master Fund will be required to deposit a greater proportion of its net assets as margin, not expected to exceed 10% of net assets. This represents margin deposit requirements approximately twice as great as would be required if the Master Fund did not use leverage. Similarly, as a result of its use of leverage, the Master Fund will trade more futures contracts and incur more brokerage commission expense than it would if it did not use leverage. The additional amount of brokerage commission expense generally will be proportional to the Master Fund’s leverage ratio.

The Master Fund’s portfolio also will include United States Treasury securities and other high credit quality short term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreements, the Managing Owner, from the assets of the Fund or the Master Fund, will indemnify the Trustee for any liability or expense relating to the formation, operations and termination of the Funds incurred without gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the

Fund and the Master Fund. The Managing Owner and its trading principals have limited experience in operating commodity pools and managing futures trading accounts. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5122.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

Pursuant to the Trust Agreements, the Fund and the Master Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Master Fund and the Fund incurred without negligence or misconduct.

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

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006.

A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administrator

The Managing Owner, on behalf of the Fund and the Master Fund, has appointed The Bank of New York Mellon as the administrator (the “Administrator”) of the Fund and the Master Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York Mellon serves as custodian of the Fund (the “Custodian”) and has entered into a Global Custody Agreement (the “Custody Agreement”) in connection therewith. The Bank of New York Mellon serves as the transfer agent (the “Transfer Agent”) of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, 12th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants.

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

The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Administrator receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $500 per order. These transaction processing fees are paid indirectly by the Authorized Participants and not by the Fund or the Master Fund.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner, in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.) (“Invesco Aim Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

Tax Reporting

The Fund has retained the services of PricewaterhouseCoopers LLP to assist with certain tax reporting requirements of the Fund and its Shareholders.

Regulation

Futures exchanges in the United States are subject to regulation under the CEAct by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. No U.S. governmental agency regulates the over-the-counter (the “OTC”) foreign exchange markets.

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

The CEAct requires all “futures commission merchants,” such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

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

The Fund also posts monthly performance reports and its annual report, as required by the CFTC, on the Managing Owner’s website at the address listed above.

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

Investment and Trading Related Risks

The Value of the Shares Relates Directly to the Value of the Futures Contracts on the Index Currencies and Other Assets Held by the Master Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Fund’s Shares.

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index over time through the Master Fund’s portfolio of exchange traded futures contracts on the Index Currencies. The value of the Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Currencies may fluctuate widely. Several factors may affect the prices of the Index Currencies, including, but not limited to:

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

Net Asset Value May Not Always Correspond to Market Price and, as a Result, Baskets may be Created or Redeemed at a Value that Differs from the Market Price of the Shares.

The net asset value per Share will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the net asset value of a Basket of Shares (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket of Shares) and similarly the public trading price per Share may be different from the net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to, the same forces influencing the prices of the Index Currencies trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Creation Basket at a discount to the public trading price of the Shares or can redeem a Redemption Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Share closely over time.

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Currencies are traded. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Currencies are traded are closed, trading spreads and the resulting premium or discount on the Shares may widen, and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of its Index.

It is possible that the Fund’s performance may not fully replicate the changes in the levels of the Index due to disruptions in the markets for the Index Currencies or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The Dual Assumptions Underpinning the Index that High Yielding Interest Rates With Respect to Certain Eligible Index Currencies Suggest Taking Long Positions in Futures Contracts in Such Currencies and Low Yielding Interest Rates With Respect to Certain Eligible Index Currencies Suggest Taking Short Positions in Futures Contracts in Such Currencies May Be Detrimental to the Value of the Investors’ Shares Should Either or Both Assumptions Fail.

The Index is expected to rise as a result of any upward price movement on long positions in futures contracts on the Index Currencies when the prices of these long futures contracts increase relative to the USD. The Index also is expected to rise as a result of any downward price movement on short positions in futures contracts on the Index Currencies when the prices of these short futures contracts decrease relative to the USD. Because the price of the Investors’ Shares is expected to track the Index, if the price of the Master Fund’s long futures contracts decreases relative to the USD or the price of the Master Fund’s short futures contracts increases relative to the USD on any or all of the Index Currencies, the value of the Investors’ Shares may decrease. The decrease in the value of the Investors’ Shares will be amplified if both assumptions fail simultaneously (i.e., both the price of the Master Fund’s long futures contracts decreases relative to the USD and the price of the Master Fund’s short futures contracts increases relative to the USD on any or all of the Index Currencies).

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBV”. Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

The Lack of an Active Trading Market for the Shares May Result in Losses on Your Investment in the Fund at the Time of Disposition of Your Shares.

Although the Shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, likely will be lower than the price you would receive if an active market did exist.

The Shares Are a New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the Master Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Master Fund is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

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

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Shares.

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

Leverage Will Fluctuate Between Index Re-Weighting Periods and May be Greater or Less than the Leverage on Each Index Re-Weighting Period.

Although the Master Fund does not establish positions that exceed a leverage ratio of 2:1 at the time of establishment, movements in the market price of the Master Fund’s futures positions between the Index Re-Weighting Periods may increase or decrease the Master Fund’s leverage ratio. Any such increase or decrease, respectively, in the Master Fund’s leverage ratio will magnify or decrease, respectively, the potential for loss or gain of the Master Fund’s futures positions and, in turn, the value of the investors’ Shares.

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

As a result of its use of leverage, the Master Fund is required to deposit a greater proportion of its net assets as margin, not expected to exceed 10% of net assets. This represents margin deposit requirements approximately twice as great as would be required if the Master Fund did not use leverage. Similarly, as a result of its use of leverage, the Master Fund trades more futures contracts and incurs more brokerage commission expense than it would if it did not use leverage. The additional amount of brokerage commission expense generally is proportional to the Master Fund’s leverage ratio.

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

The Master Fund’s losses could result in the total loss of your investment.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	9.02%
Average rolling 3 month daily volatility	7.58%
Monthly return volatility	8.73%
Average annual volatility	8.39%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1993***	8.67%
1994	4.97%
1995	13.93%
1996	7.01%
1997	7.73%
1998	8.90%
1999	5.70%
2000	6.17%
2001	5.37%
2002	7.45%
2003	6.69%
2004	7.90%

Year	Daily Volatility
2005	5.41%
2006	7.10%
2007	10.95%
2008*	20.83%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

*As of December 31, 2008.

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

***As of March 12, 1993.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.06% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.21% per annum, based upon the yield on 3 month U.S. Treasury bills as of February 24, 2009. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders of the Fund. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner and the Managing Owner in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

Because the Futures Contracts Have No Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss.

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while Shares trade unprofitably.

Failure of Currency Futures Trading to Exhibit Low to Negative Correlation to General Financial Markets Will Reduce Benefits of Diversification and May Exacerbate Losses to Your Portfolio.

Historically, currency futures’ returns have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although currency futures trading can provide a diversification benefit to investor portfolios because of its low to negative correlation with other financial assets, the fact that the Index is not 100% negatively correlated with financial assets such as stocks and bonds means the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice versa. If the Shares perform in a manner that correlates with the general financial markets or do not perform successfully, you will obtain no diversification benefits by investing in the Shares and the Shares may produce no gains to offset your losses from other investments.

Shareholders Do Not Have the Protections Associated With Ownership of Shares in an Investment Company Registered Under the Investment Company Act of 1940.

Neither the Fund nor the Master Fund is registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to the investors in registered and regulated investment companies.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund and the Master Fund are subject to actual and potential conflicts of interest involving the Managing Owner, various commodity futures brokers and Authorized Participants. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund and the Master Fund, which also presents the potential for numerous conflicts of interest with the Fund and the Master Fund. As a result of these and other relationships, parties involved with the Fund and the Master Fund have a financial incentive to act in a manner other than in the best interests of the Fund, the Master Fund and the Shareholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

The Fund and the Master Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

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

Items of Income, Gain, Loss and Deduction with respect to Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Fund or the Master Fund in Allocating Such Tax Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund and the Master Fund will apply certain assumptions and conventions in an attempt to comply with the applicable rules and to report items of income, gain, loss and deduction to Shareholders of the Fund in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be considered to be in compliance with all aspects of the applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund or the Master Fund do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, loss or deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Current Treatment of Long-Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2010.

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

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Master Fund Units could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Master Fund Units may not recover any assets at all, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of profits on its closed positions on the exchange.

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

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund and the Master Fund. No counsel has been appointed to represent you in connection with the offering of the Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

Possibility of Termination of the Fund or Master Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in the Index through the vehicle of the Fund will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your own investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular distributions, although the Fund may pay distributions at the discretion of the Managing Owner).

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Currencies.

The Fund and the Master Fund constitute a relatively new, and thus initially untested, type of investment vehicle. They compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies and foreign governments, other securities backed by or linked to currencies, and direct investments in the underlying currencies or currencies futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Shares.

While the Managing Owner believes that all intellectual property rights needed to operate the Fund and the Master Fund are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund and the Master Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Fund and the Master Fund and an investment in the Shares, for example, resulting in expenses or damages or the termination of the Fund and the Master Fund.

The Value of the Shares Will Be Adversely Affected if the Fund or the Master Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreements, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense either incurs without negligence or misconduct. That means the Managing Owner may require the assets of the Master Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Master Fund and the value of the Shares.

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

Exchange Rates on the Index Currencies Could be Volatile and Could Materially and Adversely Affect the Performance of the Shares.

Foreign exchange rates are influenced by national debt levels and trade deficits, domestic and foreign inflation rates and investors’ expectations concerning inflation rates, domestic and foreign interest rates and investors’ expectations concerning interest rates, currency exchange rates, investment and trading activities of mutual funds, hedge funds and currency funds; and global or regional political, economic or financial events and situations. Additionally, foreign exchange rates on the Index Currencies may also be influenced by changing supply and demand for a particular Index Currency, monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions, currency devaluations and revaluations. Also, governments from time-to-time intervene in the currency markets, directly and by regulation, in order to influence prices directly. Additionally, expectations among market participants that a currency’s value soon will change may also affect exchange rates on the Index Currencies. These events and actions are unpredictable. The resulting volatility in the exchange rates on the underlying Index Currencies may materially and adversely affect the market value of the futures contracts on the Index Currencies, which would then negatively impact the value of the investors’ Shares.

Substantial Sales of Index Currencies by the Official Sector Could Adversely Affect an Investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold certain Index Currencies as part of their reserve assets. The official sector holds a significant amount of Index Currencies that can be mobilized in the open market. In the event that future economic, political or social conditions or pressures require members of the official sector to sell their Index Currencies simultaneously or in an uncoordinated manner, the demand for Index Currencies might not be sufficient to accommodate the sudden increase in the supply of certain Index Currencies to the market. Consequently, the price of an Index Currency may decline, which may then negatively impact the Shares.

Although the Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase a Shareholder’s Liability.

The Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of

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

Market Information

The Shares of the Fund traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBV.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2008	$27.69	$25.41
June 30, 2008	$27.27	$25.89
September 30, 2008	$27.37	$24.08
December 31, 2008	$24.25	$18.55

Quarter ended	High	Low
March 31, 2007	27.00	25.72
June 30, 2007	29.25	27.22
September 30, 2007	29.78	26.93
December 31, 2007	29.29	26.92

Holders

As of December 31, 2008, the Fund had 28,057 holders of record for its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

On December 30, 2008, the Fund paid $0.27 per General Share to the Managing Owner, a total distribution of $10.80. On December 30, 2008, the Fund paid $0.27 per Share to each Shareholder of record on December 17, 2008, a total distribution of $4,050,000. All distributions were made from net investment income.

On December 28, 2007, the Fund paid $0.80 per General Share to the Managing Owner, a total distribution of $32.00. On December 28, 2007, the Fund paid $0.80 per Share to each Shareholder of record on December 19, 2007, a total distribution of $14,720,000. All distributions were made from net investment income.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a)        There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-132484) was declared effective on September 15, 2006 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. A Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 was filed on April 30, 2007 and April 21, 2008, respectively, which also contained this information. Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 were declared effective on May 15, 2007 and May 14, 2008, respectively. Post-Effective Amendment No. 3 to a Registration Statement on Form S-1 on Form S-3 was filed on February 5, 2009 (Registration No. 333-132484) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. The Shares began trading on the NYSE Alternext commenced on September 18, 2006 and are now traded on the NYSE Arca as of November 25, 2008.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

During the Year Ended December 31, 2008, 4.0 million Shares were created for $106.9 million and 8.2 million Shares were redeemed for $186.3 million. For the Three Months Ended December 31, 2008, no Shares were created and 5.2 Shares were redeemed for $108.5 million. On December 31, 2008, 14.6 million Shares of the Fund were outstanding for a market capitalization of $283.5 million.

During the Year Ended December 31, 2007, 17.8 million Shares were created for $494.9 million and 4.0 million Shares were redeemed for $109.2 million. For the Three Months Ended December 31, 2007, 1.8 million Shares were created for $51.2 million and 0.2 million Shares were redeemed for $5.6 million. On December 31, 2007, 18.8 million Shares of the Fund were outstanding for a market capitalization of $516.6 million.

During the Period Ended December 31, 2006, 5.0 million Shares were created for $126.7 million and no Shares were redeemed. For the Three Months Ended December 31, 2006, 3.6 million Shares were created for $91.7 million and no Shares were redeemed. On December 31, 2006, 5.0 million Shares of the Fund were outstanding for a market capitalization of $129.8 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2008	8,200,000	$22.72

Year Ended December 31, 2007	4,000,000	$27.30

Period Ended December 31, 2006	-	-

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2008, 2007 and 2006 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on September 15, 2006; therefore, no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2005 and 2004.

	YEAR ENDED		PERIOD ENDED
	December 31, 2008	December 31, 2007	December 31, 2006

Interest Income	$8,494,000	$18,867,660	$818,300
Net investment income	$4,546,072	$15,532,618	$680,220
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(151,256,142)	$(899,918)	$2,071,847
Net Income (Loss)	$(146,710,070)	$14,632,700	$2,752,067
Distribution per Share	$0.27	$0.80	$0.06

Net Increase in cash	$52,778,958	$7,547,883	$6,035,881

	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006
Total Assets	$284,849,782	$515,158,538	$129,272,991
Shares NAV	$19.50	$27.38	$25.84
General Shares NAV	$19.50	$27.38	$25.85

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$3,894,498	$1,889,633	$2,255,102	$454,767
Net investment income	$2,832,378	$792,432	$1,196,332	$(275,070)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(35,487,711)	$24,278,227	$(55,205,164)	$(84,841,494)
Net income/(loss)	$(32,655,333)	$25,070,659	$(54,008,832)	$(85,116,564)
Increase/(decrease) in Net Asset Value	$(11,275,143)	$57,194,535	$(78,430,804)	$(197,655,489)

	For the Three Months Ended March 31, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended December 31, 2007
Interest income	$2,707,247	$4,583,230	$6,388,113	$5,189,070
Net investment income	$2,271,207	$3,834,268	$5,295,996	$4,131,147
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$6,726,436	$23,296,464	$(23,164,522)	$(7,758,296)
Net income/(loss)	$8,997,643	$27,130,732	$(17,868,526)	$(3,627,149)
Increase/(decrease) in Net Asset Value	$156,160,307	$224,819,696	$(22,566,834)	$27,199,369

	For the period September 15, 2006 (commencement of investment operations) to September 30, 2006	For the Three Months Ended December 31, 2006
Interest income	$39,832	$778,468
Net investment income	$32,644	$647,576
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(95,920)	$2,167,767
Net income/(loss)	$(63,276)	$2,815,343
Increase/(decrease) in Net Asset Value	$34,913,428	$94,300,727

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of Part I of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB G10 Currency Index Tracking Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC (the “Managing Owner”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/ Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is designed to reflect the return from investing on a 2:1 leveraged basis in long currency futures positions for certain currencies associated with relatively high yielding interest rates and in short currency futures positions for certain currencies associated with relatively low yielding interest rates.

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

The theoretical or “fair market” price of a currency futures contract is derived from the spot FX rate, interest rates of the two currencies and time to expiry of the currency futures contract and represents an equilibrium relationship among the interest rates, spot markets and futures markets associated with the currencies in question. If an equilibrium relationship does not exist between two currencies, arbitrage opportunities arise and the exploitation of these opportunities by arbitrageurs will tend to drive currency futures prices toward equilibrium. Application of the Interest Rate Parity formula under circumstances in which currencies are not in an equilibrium relationship predicts that if the currency future is based on a rate ranging from a high yielding currency to a low yielding currency, the fair market price of the currency future will be below the spot rate. The longer the time to the expiry of the currency future the greater the amount the fair market price of the currency future will be below the spot rate. If the spot rate stays approximately the same then, as you move closer to the expiry of the currency future, the fair market price will increase. In other words, the currency future rate between a relatively high interest rate currency and low interest rate currency tends to increase over time (assuming spot is relatively stable).

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

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Master Fund’s portfolio. The market price of the Shares may not be identical to the net asset value per Share, but these two valuations are expected to be very close.

Performance Summary

This Report covers the three months ended December 31, 2008, 2007 and 2006 (herein referred to as the “Three Months Ended December 31, 2008”, the “Three Months Ended December 31, 2007” and the “Three Months Ended December 31, 2006”, respectively), and the years ended December 31, 2008 and 2007 and the period from September 15, 2006 (commencement of investment operations) to December 31, 2006 (herein referred to as the “Year Ended December 31, 2008”, the “Year Ended December 31, 2007” and the “Period Ended December 31, 2006”, respectively).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Harvest Index - Total Return™ (DBCFH-TR), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2008, 2007 and 2006 and the Years Ended December 31, 2008 and 2007 and for the Period Ended December 31, 2006” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR for the Three Months Ended December 31, 2008, 2007 and 2006 and the Years Ended December 31, 2008 and 2007 and for the Period Ended December 31, 2006.

Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2008, 2007 and 2006 and the Years Ended December 31, 2008 and 2007 and for the Period Ended December 31, 2006.

Underlying Currency Index	TOTAL RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
British Pounds (GBP)	N/A	(0.92)%	N/A	N/A	N/A	N/A

Australian Dollar (AUD)	(3.95)%	(0.32)%	1.93%	N/A	N/A	N/A

New Zealand Dollar (NZD)	(3.18)%	0.68%	2.75%	N/A	N/A	N/A

Swedish Krona (SEK)	N/A	N/A	N/A	N/A	0.16%	(2.06)%

Japanese Yen (JPY)	N/A	N/A	N/A	(5.44)%	(0.45)%	0.70%

Swiss Franc (CHF)	N/A	N/A	N/A	(1.28)%	(0.53)%	(0.51)%

Norwegian Krone (NOK)	(5.21)%	N/A	N/A	N/A	N/A	N/A

	DBCFH-TR™ - Index Returns
	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.06%	0.88%	1.29%

DBCFH-TR™	(19.00)%	(0.5)%	4.09%

DBCFH-TR: The DBCFH-TR returned -27.80 for the Year Ended December 31, 2008, 9.96% for the Year Ended December 31, 2007 and 3.89% from September 15, 2006 (commencement of investment operations) to December 29, 2006 (last day of investment trading in 2006).

	TOTAL RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
Underlying Currency Index	Year Ended December 31, 2008	Year Ended December 31, 2007	Period Ended December 31, 2006	Year Ended December 31, 2008	Year Ended December 31, 2007	Period Ended December 31, 2006

British Pounds (GBP)	0.78%	0.65%	N/A	N/A	N/A	N/A

Australian Dollar (AUD)	(4.70)%	4.86%	1.52%	N/A	N/A	N/A

New Zealand Dollar (NZD)	(6.04)%	4.42%	2.24%	N/A	N/A	N/A

Swedish Krona (SEK)	N/A	N/A	N/A	(2.38)%	(1.91)%	1.65%

Japanese Yen (JPY)	N/A	N/A	N/A	(6.47)%	(1.00)%	0.85%

Swiss Franc (CHF)	N/A	N/A	N/A	(1.80)%	(1.87)%	0.55%

Norwegian Krone (NOK)	(8.19)%	N/A	N/A	N/A	N/A	N/A

	DBCFH-TR™ - Index Returns
	Year Ended December 31, 2008	Year Ended December 31, 2007	Period Ended December 31, 2006
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.99%	4.81%	1.48%

DBCFH-TR™	(27.80)%	9.96%	3.89%

1	Although the United States Dollar was one of the Eligible Index Currencies associated with either the top three highest or bottom three lowest interest rates from September 15, 2006 to December 31, 2008, the Index (as per its rules) did not include a long or short USD futures position.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBCFH-TR™. The only difference between the Index and the DBCFH-TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBCFH-TR™ does include such a component. The difference between the Index and the DBCFH-TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s total return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBCFH-TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a minority interest in the Master Fund. Each Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares of the Fund and Master Fund Limited Units, the net asset value per Share of the Fund and the net asset value per Master Fund Limited Unit are equal.

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

The Master Fund holds a significant portion of its assets in currency futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses.

The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 8 for further information regarding FASB Statement No. 157.

When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

Market Risk

Trading in futures contracts involves the Master Fund entering into contractual commitments to purchase a particular currency at a specified date and price. The market risk associated with the Master Fund’s commitments to purchase currencies is limited to the gross or face amount of the contracts held.

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

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Master Fund.

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading. Also see Item 1A. – Risk Factors – “Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-rata Share of the Assets, or No Assets at All.”

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Master Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which are used as margin for the Master Fund’s trading in currency futures. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s currency futures change. The balance of the net assets are held in the Master Fund’s trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

The Master Fund’s foreign exchange futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the future can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Although the Eligible Index Currencies that the Master Fund invests in are not currently subject to daily limits, the currency futures held by the Master Fund could become subject to such limits in the future. Such market conditions could prevent the Master Fund from promptly liquidating its currency futures positions.

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

Cash Flows

The primary cash flow activities of the Fund are to raise capital from Authorized Participants through the issuance of Shares in the Fund. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by operating activities was $136.2 million during the Year Ended December 31, 2008 and net cash flow used for operating activities was $363.4 million and $120.4 million during the Year Ended December 31, 2007 and the Period Ended December 31, 2006, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Year Ended December 31, 2008, $2,007.6 million was paid to purchase United States Treasury Obligations and $2,305.5 million was received from sales and maturing contracts. During the Year Ended December 31, 2007, $1,786.3 million was paid to purchase United States Treasury Obligations and $1,419.1 million was received from sales and maturing contracts. During the Period Ended December 31, 2006, $154.0 million was paid to purchase United States Treasury Obligations and $33.0 million was received from sales and maturing contracts. Unrealized appreciation on futures increased by $6.4 million, decreased by $7.3 million and increased by $1.4 million during the Years Ended December 31, 2008 and 2007, and the Period Ended December 31, 2006, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $83.5 million during the Year Ended December 31, 2008 and net cash flow provided by financing activities was $371.0 million and $126.5 million during the Year Ended December 31, 2007 and the Period Ended December 31, 2006, respectively. This included $106.9 million, $494.9 million and $126.7 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD ENDED DECEMBER 31, 2006

The Fund was launched on September 15, 2006 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBV”), (ii) the Fund’s NAV (as reflected by the graph “FBVNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBCFHX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

COMPARISON OF DBV, FBVNAV AND DBCFHX FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, THE PERIOD

ENDED DECEMBER 31, 2006 AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

WITH RESPECT TO INDEX DATA, NO REPRESENTATION IS BEING MADE THAT THE INDEX WILL OR IS LIKELY TO ACHIEVE ANNUAL OR CUMULATIVE CLOSING LEVELS CONSISTENT WITH OR SIMILAR TO THOSE SET FORTH HEREIN. SIMILARLY, NO REPRESENTATION IS BEING MADE THAT THE FUND WILL GENERATE PROFITS OR LOSSES SIMILAR TO THE FUND’S PAST PERFORMANCE OR THE HISTORICAL ANNUAL OR CUMULATIVE CHANGES IN THE INDEX CLOSING LEVELS. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL RESULTS AND THE ACTUAL RESULTS SUBSEQUENTLY ACHIEVED BY INVESTMENT METHODOLOGIES, WHETHER ACTIVE OR PASSIVE.

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD ENDED DECEMBER 31, 2006

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 29.33% from $27.48 per Share to $19.42 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price from December 31, 2007 was as follows: Shares traded from a high of $27.69 per Share (+0.76%) on February 25, 2008 to a low of $18.55 per Share (-32.50%) on December 30, 2008. Therefore, the total return for the Fund, on a market value basis was -28.35%, including the above noted distribution, for the period.

On December 28, 2007, the Fund made a $0.80 per Share distribution to Shareholders of record as of December 19, 2007.

For the Year Ended December 31, 2007, the NYSE Alternext market value of each Share increased 5.90% from $25.95 per Share to $27.48 per Share. The Share price high and low for the Year Ended December 31, 2007 and related change from the Share price from December 31, 2006 was as follows: Shares traded from a high of $29.78 per Share (+14.76%) on July 23 and on July 25, 2007 to a low of $25.72 per Share (-0.89%) on March 5, 2007. Therefore, the total return for the Fund, on a market value basis, was 8.98% including the above noted distribution, for the period.

The Fund was launched on September 15, 2006 at $25.00 per Share and listed for trading on the NYSE Alternext on September 18, 2006.

On December 29, 2006, the Fund made a $0.06 per Share distribution to Shareholders of record as of December 20, 2006.

For the Period Ended December 31, 2006, the NYSE Alternext market value of Shares increased 3.80% from $25.00 per Share to $25.95 per Share. The Share price high and low for the Year Ended December 31, 2006 and related change from the Share price from September 15, 2006 was as follows: Shares traded from a high of $26.00 per Share (+4.00%) on December 28, 2006 to a low of $24.80 per Share (-0.80%) on September 22, 2006. Therefore, the total return for the Fund, on a market value basis was 4.04%, including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Year Ended December 31, 2008, the net asset value of each Share decreased 28.78% from $27.38 per Share to $19.50 per Share. For the Year Ended December 31, 2008, gains of the long index currency positions in the British Pound did not exceed the losses on the long positions in the Australian Dollar, New Zealand Dollar and the Norwegian Krone, and the losses of the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc contributing to an overall 27.80% decrease in the level of the DBCFH-TR™. On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, was -27.79%, including the above noted distribution.

Net loss for the Year Ended December 31, 2008 was $146.7 million, resulting from $8.5 million of interest income, net realized loss of $157.6 million, net unrealized gain of $6.3 million and operating expenses of $3.9 million.

For the Year Ended December 31, 2007, the net asset value of each Share increased 5.96% from $25.84 per Share to $27.38 per Share. For the Year Ended December 31, 2007, gains in the long index currency positions in the British Pound, Australian Dollar and New Zealand Dollar more than offset the losses on the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc contributing to an overall 9.96% increase in the level of the DBCFH-TR™. On December 28, 2007, the Fund made a $0.80 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund, on a net asset value basis, was 9.06%, including the above noted distribution.

Net income for the Year Ended December 31, 2007 was $14.6 million, resulting from $18.9 million of interest income, net realized gain of $6.3 million, net unrealized loss of $7.3 million and operating expenses of $3.3 million.

For the Period Ended December 31, 2006, the net asset value of each Share increased 3.36% from $25.00 per Share to $25.84 per Share. For Period Ended December 31, 2006, gains in the long index currency positions in the Australian Dollar and New Zealand Dollar and gains in the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc contributed to an overall 3.89% increase in the level of the DBCFH-TR™. On December 29, 2006, the Fund made a $0.06 per Share distribution to Shareholders of record as of December 20, 2006. Therefore, the total return for the Fund, on a net asset value basis, was 3.60%, including the above noted distribution.

Net income for the Period Ended December 31, 2006 was $2.8 million, resulting from $0.8 million of interest income, net realized gains $0.7 million, net unrealized gains of $1.4 million and operating expenses of $0.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008, 2007 AND 2006

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 19.95% from $24.26 per Share to $19.42 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $24.25 per Share (-0.04%) on October 1, 2008 to a low of $18.55 per Share (-23.54%) on December 30, 2008. Therefore, the total return for the Fund, on a market value basis was -18.84%, including the above noted distribution, for the period.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share decreased 3.38% from $28.44 per Share to $27.48 per Share. The Share price high and low for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a high of $29.29 per Share (+2.99%) on October 31, 2007 to a low of $26.92 per Share (-5.34%) on November 26, 2007. On December 28, 2007, the Fund made a $0.80 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund, on a market value basis was -0.56%, including the above noted distribution, for the period.

For the Three Months Ended December 31, 2006, the NYSE Alternext market value of each Share increased 3.80% from $25.00 to $25.95 per Share. The Share price high and low for the Three Months Ended December 31, 2006 and related change from the Share price on September 30, 2006 was as follows: Shares traded from a high of $26.00 per Share (+4.00%) on December 28, 2006 to a low of $24.98 per Share (-0.08%) on November 27, 2006. On December 29, 2006, the Fund made a $0.06 per Share distribution to Shareholders of record as of December 20, 2006. Therefore, the total return for the Fund, on a market value basis was 4.04%, including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 19.95% from $24.36 per Share to $19.50 per Share. For the Three Months Ended December 31, 2008, losses of the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone as well as the losses of the short index currency positions in the Japanese Yen and Swiss Franc contributed to an overall 19.00% decrease in the level of the DBCFH-TR™. On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis was -18.84%, including the above noted distribution, for the period.

Net loss for the Three Months Ended December 31, 2008, was $85.1 million, resulting from $0.5 million of interest income, net realized loss of $88.6 million, net unrealized gain of $3.7 million and operating expenses of $0.7 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share decreased 3.42% from $28.35 per Share to $27.38 per Share. For the Three Months Ended December 31, 2007, gains of the long index currency positions in the British Pound, Australian Dollar and New Zealand Dollar partially offset the losses of the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc contributing to an overall -0.5% decrease in the level of the DBCFH-TR™. On December 28, 2007, the Fund made a $0.80 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund, on a net asset value basis was -0.60% including the above noted distribution, for the period.

Net loss for the Three Months Ended December 31, 2007, was $3.6 million, resulting from $5.2 million of interest income, net realized gains of $9.9 million, net unrealized losses of $17.6 million and operating expenses of $1.1 million.

For the Three Months Ended December 31, 2006, the net asset value of each Share increased 3.61% for the period from $24.94 per Share to $25.84 per Share. For the Three Months Ended December 31, 2006, gains of the long index currency positions in the New Zealand Dollar and the Australian Dollar and the gains of the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc contributing to an overall 4.09% increase in the level of the DBCFH-TR™. On December 29, 2006, the Fund made a $0.06 per Share distribution to Shareholders of record as of December 20, 2006. Therefore, the total return for the Fund, on a net asset value basis was 3.85%, including the above noted distribution for the period.

Net income for the Three Months Ended December 31, 2006, was $2.8 million, resulting from $0.8 million of interest income, net realized gains of $0.6 million, net unrealized gains of $1.5 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2009	3,797,198	1.33%	11
New Zealand Dollar	March 2009	3,174,665	1.12%	13
Japanese Yen	March 2009	2,121,190	0.75%	8
Swiss Franc	March 2009	2,021,165	0.71%	5
Norwegian Krone	March 2009	2,480,638	0.87%	28
Aggregate/Total:		9,260,284	3.25%	13

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.
Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2008	3,075,575	0.60%	10
New Zealand Dollar	March 2008	3,528,102	0.69%	9
Japanese Yen	March 2008	2,355,426	0.46%	8
Swiss Franc	March 2008	1,725,230	0.34%	7
Swedish Krona	March 2008	2,168,938	0.42%	6
British Pound	March 2008	1,669,842	0.32%	7
Aggregate/Total:		7,898,156	1.53%	7
The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2006.
Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2007	568,542	0.44%	3
New Zealand Dollar	March 2007	646,071	0.50%	2
Japanese Yen	March 2007	581,464	0.45%	2
Swiss Franc	March 2007	594,385	0.46%	2
Swedish Krona	March 2007	620,228	0.48%	3
Aggregate/Total:		1,460,120	1.13%	3

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

Index

Documents

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

We, Kevin Rich, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2008.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2008, as stated in their report on page 41 of the Fund’s Annual Report on Form 10-K.

By:	/s/ Kevin Rich
Name:	Kevin Rich
Title:	Chief Executive Officer of
the Managing Owner

By:	/s/ Michael Gilligan
Name:	Michael Gilligan
Title:	Principal Financial Officer
of the Managing Owner

March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB G10 Currency Harvest Fund and Subsidiary:

We have audited PowerShares DB G10 Currency Harvest Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB G10 Currency Harvest Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB G10 Currency Harvest Fund and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2008, and the period from September 15, 2006 (commencement of investment operations) to December 31, 2006, and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB G10 Currency Harvest Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB G10 Currency Harvest Fund and Subsidiary (the Fund) as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2008, and the period from September 15, 2006 (commencement of investment operations) to December 31, 2006. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB G10 Currency Harvest Fund and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008 and the period from September 15, 2006 (commencement of investment operations) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB G10 Currency Harvest Fund and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 9, 2009

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $217,971,684 and $507,398,195, respectively)	$217,992,372	$507,529,533
Cash held by broker	66,363,722	13,584,764
Net unrealized appreciation (depreciation) on futures contracts	493,688	(5,983,143)

Deposits with broker	284,849,782	515,131,154
Other assets	-	27,384

Total assets	$284,849,782	$515,158,538

Liabilities and shareholders’ equity
Management fee payable	$187,458	$330,845
Brokerage fee payable	1,752	-
Non controlling interest in consolidated subsidiary -related party	780	1,000

Total liabilities	$189,990	$331,845

Commitments and Contingencies (Note 10)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,000	1,000
Accumulated earnings (deficit)	(220)	95

Total General shares	780	1,095

Shares:
Paid in capital - 14,600,000 and 18,800,000 redeemable shares issued and outstanding as of December 31, 2008 and 2007, respectively	432,958,140	512,364,960
Accumulated earnings (deficit)	(148,299,128)	2,460,638

Total Shares	284,659,012	514,825,598

Total shareholders’ equity	284,659,792	514,826,693

Total liabilities and shareholders’ equity	$284,849,782	$515,158,538

Net asset value per share
General shares	$19.50	$27.38
Shares	$19.50	$27.38

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.65% due January 22, 2009	55.50%	$157,999,368	$158,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	1.41	3,999,332	4,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	19.67	55,993,672	56,000,000

Total United States Treasury Obligations (cost $217,971,684)	76.58%	$217,992,372

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
140.6 million Australian Dollars vs. USD 97.2 million for settlement March 16, 2009	1.83%	$5,228,161
83.9 million Japanese Yen vs. USD 0.93 million for settlement March 16, 2009*	(0.19)	(554,313)
640.0 million Norwegian Krone vs. USD 90.9 million for settlement March 16, 2009	(0.42)	(1,192,900)
170.9 million New Zealand Dollars vs. USD 98.9 million for settlement March 16, 2009*	2.23	6,354,140
108.4 million Swiss Francs vs. USD 101.9 million for settlement March 16, 2009	(3.28)	(9,341,400)

Net Unrealized Appreciation on Futures Contracts	0.17%	$493,688

See accompanying notes to consolidated financial statements.

*	Positions represents future contracts sold.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	15.73%	$80,994,816	$81,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	20.97	107,941,356	108,000,000
U.S. Treasury Bills, 2.75% due January 17, 2008	11.45	58,935,159	59,000,000
U.S. Treasury Bills, 3.04% due January 24, 2008	6.01	30,950,214	31,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	10.08	51,878,112	52,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	3.29	16,950,700	17,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	3.48	17,926,182	18,000,000
U.S. Treasury Bills, 3.18% due February 28, 2008	1.55	7,962,192	8,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	1.55	7,956,864	8,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	5.21	26,836,245	27,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	13.48	69,422,933	69,900,000
U.S. Treasury Bills, 3.28% due March 27, 2008	5.78	29,774,760	30,000,000

Total United States Treasury Obligations (cost $507,398,195)	98.58%	$507,529,533

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
198.8 million Australian Dollars vs. USD 173.5 million for settlement March 17, 2008	0.37%	$1,920,635
84.8 million British Pound vs. USD 168.4 million for settlement March 17, 2008	(0.74)	(3,787,563)
19,125.0 million Japanese Yen vs. USD 172.9 million for settlement March 17, 2008*	(0.23)	(1,171,275)
224.4 million New Zealand Dollars vs. USD 170.9 million for settlement March 17, 2008	(0.26)	(1,324,550)
1,108.0 million Swedish Krona vs. USD 171.5 million for settlement March 17, 2008*	(0.04)	(219,140)
195.5 million Swiss Francs vs. USD 173.6 million for settlement March 17, 2008*	(0.27)	(1,401,250)

Net Unrealized Depreciation on Futures Contracts	(1.17)%	$(5,983,143)

See accompanying notes to consolidated financial statements.

*	Positions represents future contracts sold.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Year Ended December 31, 2008 and 2007 and For the Period Ended December 31, 2006(i)

	2008	2007	2006
Income
Interest Income	$8,494,000	$18,867,660	$818,300

Expenses
Management fee	3,668,359	3,088,002	122,515
Brokerage commissions and fees	279,569	247,040	15,565

Total expenses	3,947,928	3,335,042	138,080

Net investment income	4,546,072	15,532,618	680,220

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	180,513	67,929	490
Futures	(157,802,836)	6,297,176	658,139

Net realized gain (loss)	(157,622,323)	6,365,105	658,629

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(110,650)	96,974	34,364
Futures	6,476,831	(7,361,997)	1,378,854

Net change in unrealized gain (loss)	6,366,181	(7,265,023)	1,413,218

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(151,256,142)	(899,918)	2,071,847

Net Income (Loss)	$(146,710,070)	$14,632,700	$2,752,067

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2006 reflects operations results since September 15, 2006, the date of commencement of investment operations.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total
	General Shares				Shares
	Shares	Paid-in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid-in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2008	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693
Sale of Shares					4,000,000	106,889,930		106,889,930	106,889,930
Redemption of Shares					(8,200,000)	(186,296,750)		(186,296,750)	(186,296,750)
Net Loss
Net investment income			10	10			4,546,062	4,546,062	4,546,072
Net realized loss on United States Treasury Obligations and Futures			(370)	(370)			(157,621,953)	(157,621,953)	(157,622,323)
Net change in unrealized gain on United States Treasury Obligations and Futures			56	56			6,366,125	6,366,125	6,366,181

Net Loss			(304)	(304)			(146,709,766)	(146,709,766)	(146,710,070)
Distributions of net investment income ($0.27 per Share)			(11)	(11)			(4,050,000)	(4,050,000)	(4,050,011)

Balance at December 31, 2008	40	$1,000	$(220)	$780	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,659,792

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2007

	General Shares				Shares				Total

	General Shares		Accumulated Earnings (Deficit)	Total Equity (Deficit)	Shares		Accumulated Earnings (Deficit)	Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Paid-in Capital			Shares	Paid-in Capital
Balance at January 1, 2007	40	$1,000	$34	$1,034	5,000,000	$126,665,090	$2,548,031	$129,213,121	$129,214,155
Sale of Shares					17,800,000	494,889,778		494,889,778	494,889,778
Redemption of Shares					(4,000,000)	(109,189,908)		(109,189,908)	(109,189,908)
Net Income
Net investment income			44	44			15,532,574	15,532,574	15,532,618
Net realized gain on United States Treasury Obligations and futures			27	27			6,365,078	6,365,078	6,365,105
Net change in unrealized gain (loss) on United States Treasury Obligations and futures			22	22			(7,265,045)	(7,265,045)	(7,265,023)

Net Income			93	93			14,632,607	14,632,607	14,632,700
Distributions of net investment income ($0.80 per Share)			(32)	(32)			(14,720,000)	(14,720,000)	(14,720,032)

Balance at December 31, 2007	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693

See accompanying notes to the consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2006 (i)

	General Shares				Shares				Total
	General Shares		Accumulated Earnings	Total Equity	Shares		Accumulated Earnings (Deficit)	Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at September 15, 2006	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Shares					5,000,000	126,665,090		126,665,090	126,665,090
Net income
Net investment income			12	12			680,208	680,208	680,220
Net realized gain on United States Treasury Obligations and Futures			8	8			658,621	658,621	658,629
Net change in unrealized gain on United States Treasury Obligations and Futures			14	14			1,413,204	1,413,204	1,413,218

Net income			34	34			2,752,033	2,752,033	2,752,067

Distributions of net investment income ($0.06 per Share)							(204,002)	(204,002)	(204,002)

Balance at December 31, 2006	40	$1,000	$34	$1,034	5,000,000	$126,665,090	$2,548,031	$129,213,121	$129,214,155

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2006 reflects operations results since September 15, 2006, the date of commencement of investment operations.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008 and 2007 and For the Period Ended December 31, 2006(i)

	2008	2007	2006
Cash flow provided by operating activities:
Net Income (Loss)	$(146,710,070)	$14,632,700	$2,752,067
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(2,007,578,838)	(1,786,337,637)	(154,042,032)
Proceeds from securities sold and matured	2,305,476,768	1,419,149,404	33,000,490
Net accretion of discount on United States Treasury Obligations	(8,290,906)	(18,319,141)	(780,860)
Net realized gain on United States Treasury Obligations	(180,513)	(67,929)	(490)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(6,366,181)	7,265,023	(1,413,218)
Change in operating receivables and liabilities:
Management fee payable	(143,387)	273,009	57,836
Other assets	27,384	(27,384)	-
Brokerage fee payable	1,752	-	-
Non controlling interest in consolidated subsidiary - related party	(220)	-	1,000

Net cash provided by (used for) operating activities	136,235,789	(363,431,955)	(120,425,207)

Cash flows from financing activities:
Proceeds from sale of Shares	106,889,930	494,889,778	126,665,090
Redemption of Shares	(186,296,750)	(109,189,908)	-
Cash distributions paid on Shares and General Shares	(4,050,011)	(14,720,032)	(204,002)

Net cash provided (used) by financing activities	(83,456,831)	370,979,838	126,461,088

Net change in cash held by broker	52,778,958	7,547,883	6,035,881

Cash held by broker at beginning of period	13,584,764	6,036,881	1,000

Cash held by broker at end of period	$66,363,722	$13,584,764	$6,036,881

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2006 reflects operations results since September 15, 2006, the date of commencement of investment operations.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2008

(1)	Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB G10 Currency Harvest Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on April 12, 2006. DB Commodity Services LLC, a Delaware Limited Liability Company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of each fund. The Fund was originally named “DB Currency Index Value Fund”. The Fund changed its name to “PowerShares DB G10 Currency Harvest Fund” effective July 20, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (each a “Trust Agreement” and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on September 15, 2006 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006 and is now listed on the NYSE Arca , Inc. (the “NYSE Arca”) as of November 25, 2008.

This Report covers the years ended December 31, 2008 and 2007 and the period from September 15, 2006 (commencement of investment operations) to December 31, 2006 (herein referred to as the “Year Ended December 31, 2008,” the “Year Ended December 31, 2007” and the “Period Ended December 31, 2006”, respectively).

(2)	Fund Investment Overview

The Master Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index - Excess Return™ (the “Index”) with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures broker as margin and for investment.

The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time (the “Index Currencies”) are six of the following Group of Ten currencies (the “G10”): United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona, or, collectively, the Eligible Index Currencies. At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is generally 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or the three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2008 and 2007, the Fund had $284,849,782 (or 100%) and $515,131,154 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $26,765,910 (or 9.40%) and $17,288,460 (or 3.36%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of December 31, 2008 and 2007, respectively. For additional information, please see the audited Consolidated Schedule of Investments dated as of December 31, 2008 and the audited Consolidated Schedule of Investments dated as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of the Fund and the Master Fund, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2008, the Fund and Master Fund incurred Management Fees of $3,668,359, of which $187,458 was payable at December 31, 2008. During the Year Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $3,088,002, of which $330,845 was payable at December 31, 2007. For the Period Ended December 31, 2006 the Fund and Master Fund incurred Management Fees of $122,515.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $279,569, of which $1,752 was payable at December 31, 2008. During the Year Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $247,040, none of which was payable to the Commodity Broker at December 31, 2007. For the Period Ended December 31, 2006 the Fund incurred brokerage fees of $15,565.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, Fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.) (“Invesco Aim Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on September 15, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning September 15, 2006 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(c)	Financial Instruments and Fair Value

United States Treasury Obligations and commodity futures contracts are recorded in the consolidated statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157), effective January 1, 2008. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are described below:

Basis of Fair Value Measurement

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. United States Treasury Obligations and commodity futures contracts are classified within Level 1 of the fair value hierarchy. The Fund does not adjust the quoted prices for United States Treasury Obligations and commodity futures contracts.

(d)	Deposits with Broker

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

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2008 and 2007 were $26,765,910 and $17,288,460, respectively, which were restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of December 31, 2008, the Fund had cash held by broker of $66,363,722. As of December 31, 2007, the Fund had cash held by broker of $13,584,764 of which $5,983,143 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2008 and 2007.

(g)	Income Taxes

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

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2006
State of New York	2006
New York City	2006
State of Florida	2006
State of Georgia	2006
State of Maine	2006
State of Missouri	2006
State of New Jersey	2006
State of Oregon	2006
State of Pennsylvania	2006
State of Utah	2006
State of West Virginia	2006

(h)	Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2008 and 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $493,688 and an unrealized depreciation position of $5,983,143, respectively.

(i)	Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006, respectively.

(k)	Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner assumes all future routine operational, administrative and other ordinary expenses of the Fund and the Master Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Accordingly, all such expenses are not reflected in the consolidated statement of income and expenses of the Fund.

(l)	Organizational and Offering Costs

All organizational and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2008 and 2007 and for the Period Ended December 31, 2006, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of December 31, 2008:

United States Treasury Obligations (Level 1)	$217,992,372
Commodity Futures Contracts (Level 1)	$493,688

There were no Level 2 or Level 3 holdings as of December 31, 2008.

(6)	Financial Instrument Risk

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in currency prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by adverse market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Master Fund could experience substantial losses.

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

(7)	Share Purchases and Redemptions

(a)	Purchases

Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (the “DTC”) book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

(c)	Share Transactions

The Shares of the Fund commenced trading on the NYSE Alternext on September 15, 2006 and, as of November 25, 2008, are listed on the NYSE Arca under the symbol “DBV”.

Summary of Share Transactions for the Years Ended December 31, 2008 and 2007 and for the Period Ended

December 31, 2006

	Shares			Amount
	Year Ended		Period Ended December 31, 2006*	Year Ended		Period Ended December 31, 2006*
	December 31, 2008	December 31, 2007		December 31, 2008	December 31, 2007
Shares Sold	4,000,000	17,800,000	5,000,000	$106,889,930	$494,889,778	$126,665,090
Shares Redeemed	(8,200,000)	(4,000,000)	—	(186,296,750)	(109,189,908)	—
Net Increase/ (Decease)	(4,200,000)	13,800,000	5,000,000	$(79,406,820)	$385,699,870	$126,665,090
*	The Fund and the Master Fund commenced investment operations on September 15, 2006 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. (as the initial Authorized Participant) in exchange for $25,000,000.

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

A distribution of $0.27 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution to Shareholders of $4,050,000 was paid. On December 30, 2008 the Fund paid $0.27 per General Share, a total distribution of $10.80.

A distribution of $0.80 per Share from net investment income was declared on December 14, 2007 to Shareholders of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $14,720,000 was paid to Shareholders. On December 28, 2007, the Fund paid $0.80 per General Share, a total distribution of $32.00.

A distribution of $0.06 per Share from net investment income was declared on December 1, 2006, to Shareholders of record as of the close of business on December 20, 2006, payable on December 29, 2006. On December 29, 2006, the total distribution of $204,002 was paid to Shareholders.

(9)	Organizational and Offering Costs

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

(10)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of December 31, 2008 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(11)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Shares equity for organization and offering costs. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a minority interest in the Master Fund. Each Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

	Year Ended		Period Ended December 31, 2006
	December 31, 2008	December 31, 2007
Net Asset Value
Initial offering price per Share	$—	$—	$25.00
Net realized and change in unrealized gain on United States Treasury Obligations and Futures	(7.84)	1.29	0.59
Net investment income	0.23	1.05	0.31

Net income (loss)	(7.61)	2.34	0.90
Distributions of net investment income on Shares	(0.27)	(0.80)	(0.06)

Net increase (decrease)	(7.88)	1.54	0.84
Net asset value per Share, beginning of period	$27.38	$25.84	$—

Net asset value per Share, end of period	$19.50	$27.38	$25.84

Market value per Share, beginning of period	$27.48	$25.95	$—

Market value per Share, end of period	$19.42	$27.48	$25.95

Ratio to average Shares*
Net investment income	0.93%	3.76%	4.16%
Total expenses	0.81%	0.81%	0.85%

Total Return, at net asset value**	(27.79)%	9.06%	3.60%

Total Return, at market value**	(28.35)%	8.98%	4.04%

*	Percentages are annualized.

**	Percentages are not annualized and for the Period Ended December 31, 2006 are calculated based on initial offering price upon commencement of investment operations of $25.00.

(12)	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement No. 160). Statement No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement No. 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement No. 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement No. 161). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of Statement No. 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

At this time, management is evaluating the implications of these Statements and their impact on the financial statements has not yet been determined.

(13)	Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements (Statement No. 157). Statement No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Fund adopted Statement No. 157 on January 1, 2008, and has determined that the application of this Statement did not have any impact on its results of operation and financial position.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007, and has determined that the application of this Statement did not have any impact on its results of operations and financial position.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Kevin Rich, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 40 of this Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008, as stated in their report on page 41 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position

Kevin Rich	48	Managing Director, Chief Executive Officer and Member of the Board of Managers

Michael Gilligan	42	Principal Financial Officer

Martin Kremenstein	32	Chief Operating Officer, Chief Investment Officer, Vice President and Member of the Board of Managers

Hans Ephraimson	44	Member of the Board of Managers

Kevin Rich joined Deutsche Bank AG in June 2003 and serves as a Managing Director in the Global Markets Investment Products Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Rich serves as an associated person, principal, Managing Director, and Chief Executive Officer of the Managing Owner and as an associated person of Deutsche Bank Securities Inc. Mr. Rich has been a principal and associated person of the Managing Owner since June 3, 2005 and June 10, 2005, respectively, and a member of the NFA since June 16, 2005. Mr. Rich served as the Principal Financial Officer of the Managing Owner from April 2007 through April 2008. Prior to joining Deutsche Bank, Mr. Rich was a Regional Vice President from November 2002 through May 2003 in Product Distribution for Claymore Securities, Inc. (“Claymore”), responsible for distribution of closed-end funds and unit investment trusts in the State of New York. Mr. Rich acted as an independent product development consultant prior to joining Claymore (August through October, 2002). From January 2000 through July 2002, Mr. Rich worked at Lehman Brothers, Inc. Mr. Rich served in several roles supporting the equities, fixed income and investment banking product lines. Mr. Rich received his MBA in Finance from the New York University Leonard N. Stern School of Business in 1996 and his Bachelors of Science in Business Administration from Taylor University in Upland, Indiana in 1983.

Michael Gilligan joined Deutsche Bank AG in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Principal Financial Officer of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse from September 1998 to March 2008 and held a number of positions in finance; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group from May 2007 to March 2008. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

Martin Kremenstein joined Deutsche Bank AG in August 2006, and serves as a Vice President in the Global Markets Investment Products Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Kremenstein serves as the Chief Operating Officer, Chief Investment Officer and Vice President of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and a member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Hans Ephraimson joined Deutsche Bank AG in June 1986 and is a Managing Director in the North American Structured Sales and Global Markets Investment Products Group. Mr. Ephraimson has also been a Desk Head for foreign exchange in Deutsche Bank AG’s Institutional Clients Group for North America since January 1999. Mr. Ephraimson serves as a member of the Board of Managers of the Managing Owner. Mr. Ephraimson has been a principal of the Managing Owner since July 9, 2008. Mr. Ephraimson received his Bachelors of Science from Syracuse University in 1986 and an MBA from Columbia University in 1995.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://www.db.com/ir/en/content/5973.htm.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value per Share at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $3,668,359 of which $3,480,901 had been paid at December 31, 2008.

As of the Year Ended December 31, 2007, the Fund has incurred Management Fees of $3,088,002 of which $2,757,157 had been paid at December 31, 2007.

From its inception to December 31, 2006, the Fund has incurred Management Fees of $122,515 of which $64,679 had been paid at December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2008, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Shares	Kevin Rich	500	Less than 0.1%
	Martin Kremenstein	100	Less than 0.1%
	Directors and Officers of DB Commodity Services LLC as a group	600	Less than 0.1%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Audit Fees	$128,638	$249,375
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$128,638	$249,375

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

(a)(1) Financial Statements

See financial statements commencing on page 39 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Form of Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.2	Form of Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant [2]

4.3	Form of Participant Agreement [1]

10.1	Form of Customer Agreement between DB Currency Index Value Master Fund and Deutsche Bank Securities Inc. [1]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Prospectus filed by the registrant on May 14, 2008 as supplemented on June 20, 2008 and July 14, 2008 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-132484) [3]

1	Previously filed as an exhibit to Form S-1 on March 16, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1 on September 8, 2006 and incorporated herein by reference.
3	Previously filed on their respective filing dates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer

		By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB G10 Currency Harvest Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Chief Executive Officer

Dated: March 9, 2009		By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer