Form 10-Q
period 2009-03-31
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2009-05-08
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2009: 13,800,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED MARCH 31, 2009

i

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2009 (unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $261,961,258 and $217,971,684, respectively)	$261,959,284	$217,992,372
Cash held by broker	8,608,996	66,363,722
Net unrealized appreciation on futures contracts	12,246,580	493,688

Deposits with broker	282,814,860	284,849,782

Total assets	$282,814,860	$284,849,782

Liabilities
Management fee payable	171,724	187,458
Brokerage fee payable	3,279	1,752

Total liabilities	$175,003	$189,210

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(181)	(220)

Total General shares	819	780

Shares:
Paid in capital - 13,800,000 and 14,600,000 redeemable shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	418,473,300	432,958,140
Accumulated deficit	(135,835,081)	(148,299,128)

Total Shares	282,638,219	284,659,012

Total shareholders’ equity	282,639,038	284,659,792

Non-controlling interest in consolidated subsidiary - related party	819	780

Total equity	282,639,857	284,660,572

Total liabilities and equity	$282,814,860	$284,849,782

Net asset value per share
General shares	$20.48	$19.50
Shares	$20.48	$19.50

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due April 9, 2009	14.15%	$39,999,080	$40,000,000
U.S. Treasury Bills, 0.05% due April 23, 2009	53.07	149,987,100	150,000,000
U.S. Treasury Bills, 0.28% due June 4, 2009	1.41	3,998,684	4,000,000
U.S. Treasury Bills, 0.25% due June 18, 2009	1.41	3,998,612	4,000,000
U.S. Treasury Bills, 0.23% due June 25, 2009	22.64	63,975,808	64,000,000

Total United States Treasury Obligations (cost $261,961,258)	92.68%	$261,959,284

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
136.6 million Australian Dollars vs. USD 94.4 million for settlement June 15, 2009	2.04%	$5,778,810
113.7 million Canadian Dollars vs. USD 90.5 million for settlement June 16, 2009 *	(0.48)	(1,365,990)
8,737.5 million Japanese Yen vs. USD 88.6 million for settlement June 15, 2009 *	0.36	1,010,913
612.0 million Norwegian Krone vs. USD 90.4 million for settlement June 15, 2009	0.76	2,163,940
171.1 million New Zealand Dollars vs. USD 97.1 million for settlement June 15, 2009	2.99	8,440,720
105.9 million Swiss Francs vs. USD 93.3 million for settlement June 15, 2009 *	(1.34)	(3,781,813)

Net Unrealized Appreciation on Futures Contracts	4.33%	$12,246,580

*Positions represent futures contracts sold.

Net unrealized appreciation is comprised of unrealized gains of $17,434,982 and unrealized losses of $5,188,402.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.65% due January 22, 2009	55.50%	$157,999,368	$158,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	1.41	3,999,332	4,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	19.67	55,993,672	56,000,000

Total United States Treasury Obligations (cost $217,971,684)	76.58%	$217,992,372

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
140.6 million Australian Dollars vs. USD 97.2 million for settlement March 16, 2009	1.83%	$5,228,161
83.9 million Japanese Yen vs. USD .93 million for settlement March 16, 2009 *	(0.19)	(554,313)
640.0 million Norwegian Krone vs. USD 90.9 million for settlement March 16, 2009	(0.42)	(1,192,900)
170.9 million New Zealand Dollars vs. USD 98.9 million for settlement March 16, 2009 *	2.23	6,354,140
108.4 million Swiss Francs vs. USD 101.9 million for settlement March 16, 2009	(3.28)	(9,341,400)

Net Unrealized Appreciation on Futures Contracts	0.17%	$493,688

* Positions represent futures contracts sold.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Income
Interest Income	$68,825	$3,894,498

Expenses
Management fee	500,710	983,444
Brokerage commissions and fees	45,357	78,676

Total expenses	546,067	1,062,120

Net investment income (loss)	(477,242)	2,832,378

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(1,753)	76,037
Futures	1,212,890	(29,687,187)

Net realized gain (loss)	1,211,137	(29,611,150)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(22,662)	(18,631)
Futures	11,752,892	(5,857,902)

Net change in unrealized gain (loss)	11,730,230	(5,876,533)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	12,941,367	(35,487,683)

Net Income (Loss)	$12,464,125	$(32,655,305)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(39)	(28)

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund and Subsidiary	$12,464,086	$(32,655,333)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(220)	$780	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,659,792	$780	$284,660,572
Sale of Shares					600,000	11,686,412		11,686,412	11,686,412		11,686,412
Redemption of Shares					(1,400,000)	(26,171,252)		(26,171,252)	(26,171,252)		(26,171,252)
Net Income (Loss)
Net investment loss			(2)	(2)			(477,238)	(477,238)	(477,240)	(2)	(477,242)
Net realized gain on United States Treasury Obligations and Futures			4	4			1,211,129	1,211,129	1,211,133	4	1,211,137
Net change in unrealized gain on United States Treasury Obligations and Futures			37	37			11,730,156	11,730,156	11,730,193	37	11,730,230

Net Income (Loss)			39	39			12,464,047	12,464,047	12,464,086	39	12,464,125

Balance at March 31, 2009	40	$1,000	$(181)	$819	13,800,000	$418,473,300	$(135,835,081)	$282,638,219	$282,639,038	$819	$282,639,857

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693	$1,000	$514,827,693
Sale of Shares					2,000,000	53,610,792		53,610,792	53,610,792		53,610,792
Redemption of Shares					(1,200,000)	(32,230,602)		(32,230,602)	(32,230,602)		(32,230,602)
Net Income (Loss)
Net investment income			6	6			2,832,375	2,832,375	2,832,381	(3)	2,832,378
Net realized loss on United States Treasury Obligations and Futures			(59)	(59)			(29,611,116)	(29,611,116)	(29,611,175)	25	(29,611,150)
Net change in unrealized loss on United States Treasury Obligations and Futures			(14)	(14)			(5,876,525)	(5,876,525)	(5,876,539)	6	(5,876,533)

Net Income (Loss)			(67)	(67)			(32,655,266)	(32,655,266)	(32,655,333)	28	(32,655,305)

Balance at March 31, 2008	40	$1,000	$28	$1,028	19,600,000	$533,745,150	$(30,194,628)	$503,550,522	$503,551,550	$1,028	$503,552,578

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flow provided by operating activities:
Net Income (Loss)	$12,464,125	$(32,655,305)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(261,920,397)	(525,806,099)
Proceeds from securities sold and matured	217,997,895	548,855,904
Net accretion of discount on United States Treasury Obligations	(68,825)	(3,816,518)
Net realized (gain) loss on United States Treasury Obligations	1,753	(76,037)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(11,730,230)	5,876,533
Change in operating receivables and liabilities:
Management fee payable	(15,734)	320,764
Other assets	-	7,175
Brokerage fee payable	1,527	-

Net cash used for operating activities	(43,269,886)	(7,293,583)

Cash flows from financing activities:
Proceeds from sale of Shares	11,686,412	53,610,792
Redemption of Shares	(26,171,252)	(32,230,602)

Net cash (used for) provided by financing activities	(14,484,840)	21,380,190

Net change in cash held by broker	(57,754,726)	14,086,607

Cash held by broker at beginning of period	66,363,722	13,584,764

Cash held by broker at end of period	$8,608,996	$27,671,371

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2009

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

This Report covers the three months ended March 31, 2009 and 2008 (hereinafter referred to as the “Three Months Ended March 31, 2009” and the “Three Months Ended March 31, 2008”, respectively).

(2)	Fund Investment Overview

The Master Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index - Excess Return™, (the “Index”), with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures broker as margin and for investment.

The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time, or the Index Currencies, are six of the following Group of Ten currencies: United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona, or, collectively, the Eligible Index Currencies. At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is generally 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or the three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of March 31, 2009 and December 31, 2008, the Fund had $282,814,860 (or 100%) and $284,849,782 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $19,758,042 (or 6.99%) and $26,765,910 (or 9.40%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of March 31, 2009 and December 31, 2008, respectively. For additional information, please see the unaudited Consolidated Schedule of Investments dated as of March 31, 2009 and the audited Consolidated Schedule of Investments dated as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $500,710 and $983,444, respectively. As of March 31, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $171,724 and $187,458, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Three Months Ended March 31, 2009 and 2008, the Fund and Master Fund incurred brokerage fees of $45,357 and $78,676, respectively. As of March 31, 2009 and December 31, 2008, brokerage fees payable to the Commodity Broker were $3,279 and $1,752, respectively.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on September 15, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

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

United States Treasury Obligations and currency futures contracts are recorded in the consolidated statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. United States Treasury Obligations and currency futures contracts are classified within Level 1 of the fair value hierarchy. The Fund does not adjust the quoted prices for United States Treasury Obligations and currency futures contracts.

(d)	Deposits with Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2009 and December 31, 2008 are $19,758,042 and $26,765,910, respectively, which were restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of March 31, 2009, the Fund had cash held by the broker of $8,608,996. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $66,363,722. There were no cash equivalents held by the Fund as of March 31, 2009 and December 31, 2008.

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

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2009 and December 31, 2008, the futures contracts held by the Fund were in unrealized appreciation positions of $12,246,580 and $493,688, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the

Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2009 and 2008.

(k)	Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund and the Master Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Accordingly, all such expenses are not reflected in the consolidated statement of income and expenses of the Fund.

(l)	Organizational and Offering Costs

All organizational and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of March 31, 2009:

United States Treasury Obligations (Level 1)	$261,959,284

Currency Futures Contracts (Level 1)	$12,246,580

There were no Level 2 or Level 3 holdings as of March 31, 2009.

(6)	Financial Instrument Risk

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

Summary of Share Transactions for the Three Months Ended March 31, 2009 and 2008

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Shares Sold	600,000	2,000,000	$11,686,412	$53,610,792

Shares Redeemed	(1,400,000)	(1,200,000)	(26,171,252)	(32,230,602)

Net Increase/(Decrease)	(800,000)	800,000	$(14,484,840)	$21,380,190

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and Shares and the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of March 31, 2009, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the Three Months Ended March 31, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Shares equity for organizational and offering costs. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a non-controlling interest in the Master Fund. Each Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

	Three Months Ended
	March 31, 2009	March 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$19.50	$27.38
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.01	(1.83)

Net investment income (loss)	(0.03)	0.14

Net income (loss)	0.98	(1.69)

Net asset value per Share, end of period	$20.48	$25.69

Market value per Share, beginning of period	$19.42	$27.48

Market value per Share, end of period	$20.52	$25.71

Ratio to average Shares*
Net investment income (loss)	(0.71)%	2.16%
Total expenses	0.82%	0.81%

Total Return, at net asset value **	5.03%	(6.17)%

Total Return, at market value **	5.66%	(6.44)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement No. 160). Statement No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The Fund adopted Statement No. 160 on January 1, 2009.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement No. 161). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Fund adopted Statement No. 161 on January 1, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB G10 Currency Harvest Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is designed to reflect the return from investing on a 2:1 leveraged basis in long currency futures positions for certain currencies associated with relatively high yielding interest rates and in short currency futures positions for certain currencies associated with relatively low yielding interest rates.

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

The currencies that are eligible for inclusion in the Index are the currencies of The Group of Ten countries (the “Eligible Index Currencies”), which include the following currencies:

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

The Index is re-weighted quarterly. Upon re-weighting, the high yielding Index Currencies are allocated a base weight of 33 1/3% and the low yielding Index Currencies are allocated a base weight of -33 1/3%. These new weights are applied during the Index re weighting period, which takes place between the fourth and third Index Business Days prior to the applicable IMM Date (the “Index Re-Weighting Period”).

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to March 31, 2009, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive and negative, in the Index.

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

Performance Summary

This Report covers the three months ended March 31, 2009 and 2008 (hereinafter referred to as the “Three Months Ended March 31, 2009” and the “Three Months Ended March 31, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006 and is now listed on the NYSE Arca , Inc. (the “NYSE Arca”) as of November 25, 2008.

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index - Total Return™ (“DBCFH-TR”), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2009 and 2008” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing the change in closing levels of the Index itself and each underlying Index Currency plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR for the Three Months Ended March 31, 2009 and 2008.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns

for the Three Months March 31, 2009 and 2008

	DBCFH-TR™
	Long Position[1]		Short Position[1]
Underlying Index Currency	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Canadian Dollar (CAD)	N/A	N/A	(0.42)%	N/A
Norwegian Krone (NOK)	1.38%	0.13%	N/A	N/A
Australian Dollar (AUD)	(0.12)%	1.81%	N/A	N/A
New Zealand Dollar (NZD)	(0.49)%	1.39%	N/A	N/A
Japanese Yen (JPY)	N/A	N/A	2.84%	(3.80)%
Swiss Franc (CHF)	N/A	N/A	2.23%	(4.64)%

	DBCFH-TR™ - Index Returns
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.05%	0.49%
DBCFH-TR™	5.47%	(6.20)%

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding FASB Statement No. 157.

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

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of an exchange clearinghouse to perform under the terms of the contracts (credit risk).

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

Operating Activities

Net cash flow used for operating activities during the Three Months Ended March 31, 2009 and 2008, was $43.3 million and $7.3 million respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Three Months Ended March 31, 2009, $261.9 million was paid to purchase United States Treasury Obligations and $218.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2008, $525.8 million was paid to purchase United States Treasury Obligations and $548.9 million was received from sales and maturing contracts. Unrealized appreciation on futures increased by $11.7 million and decreased by $5.9 million during the Three Months Ended March 31, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $14.5 million and net cash flow provided by financing activities was $21.4 million during the Three Months Ended March 31, 2009 and 2008, respectively. This included $11.7 million and $53.6 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The Fund was launched on September 15, 2006 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™ (the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBV”), (ii) the Fund’s NAV (as reflected by the graph “DBVNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBCFHX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

[Remainder of page left blank intentionally.]

COMPARISON OF DBV, DBVNAV AND DBCFHX FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE,

SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE,

SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Fund Share Price Performance

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share increased 5.66% from $19.42 per Share to $20.52 per Share. The Share price high and low for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $20.59 per Share (+6.02%) on March 23, 2009 to a low of $18.25 per Share (-6.02%) on February 2, 2009.

For the Three Months Ended March 31, 2008, the NYSE Alternext market value of each Share decreased 6.44% from $27.48 per Share to $25.71 per Share. The Share price high and low for the Three Months Ended March 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $27.69 per Share (+0.76%) on February 25, 2008 to a low of $25.41 per Share (-7.53%) on March 17, 2008.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2009, the net asset value of each Share increased 5.03% from $19.50 per Share to $20.48 per Share. For the Three Months Ended March 31, 2009, gains in the long index currency position in the Norwegian Krone as well as the gains in the short index currency positions in the Japanese Yen and Swiss Franc offset the losses in the long index currency positions in the Australian Dollar and New Zealand Dollar and the short index currency position in the Canadian Dollar, contributing to an overall 5.47% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended March 31, 2009, was $12.5 million, resulting from $0.1 million of interest income, net realized gain of $1.2 million, net unrealized gain of $11.7 million and operating expenses of $0.5 million.

For the Three Months Ended March 31, 2008, the net asset value of each Share decreased 6.17% from $27.38 per Share to $25.69 per Share. For the Three Months Ended March 31, 2008, losses of the short index currency positions in the Japanese Yen and Swiss Franc more than offset the gains of the long index currency positions in the Norwegian Krone, Australian Dollar and New Zealand Dollar contributing to an overall 6.20% decrease in the level of the DBCFH-TR™.

Net loss for the Three Months Ended March 31, 2008, was $32.7 million, resulting from $3.9 million of interest income, net realized loss of $29.6 million, net unrealized loss of $5.9 million and operating expenses of $1.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2009.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	June 2009	4,029,876	1.43%	10
New Zealand Dollar	June 2009	3,564,421	1.26%	11
Japanese Yen	June 2009	2,239,073	0.79%	9
Swiss Franc	June 2009	2,259,797	0.80%	8
Canadian Dollar	June 2009	2,483,427	0.88%	9
Norwegian Krone	June 2009	3,501,620	1.24%	11
Aggregate/Total:		8,416,799	2.98%	14

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2009	3,797,198	1.33%	11
New Zealand Dollar	March 2009	3,174,665	1.12%	13
Japanese Yen	March 2009	2,121,190	0.75%	8
Swiss Franc	March 2009	2,021,165	0.71%	5
Norwegian Krone	March 2009	2,480,638	0.87%	28
Aggregate/Total:		9,260,284	3.25%	13

* The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 10, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 were declared effective on May 15, 2007 and May 14, 2008, respectively. A Post-Effective Amendment No. 3 to Form S-1 the Registration Statement on Form S-3 (Registration No. 333-132484) was declared effective on April 30, 2009, which also contained this information. The Shares commenced trading on the NYSE Alternext on September 18, 2006 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended March 31, 2009, 0.6 million Shares were created for $11.7 million and 1.4 million Shares were redeemed for $26.2 million. On March 31, 2009, 13.8 million Shares of the Fund were outstanding for a market capitalization of $283.2 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2009	1,400,000	$18.69
Three Months Ended March 31, 2008	1,200,000	$26.86

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/s/ Hans Ephraimson
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB G10 Currency Harvest Master Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/s/ Hans Ephraimson
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: May 8, 2009		By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5