Form 10-Q
period 2009-06-30
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2009-07-31
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ✓  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No   ✓

Indicate the number of outstanding Shares as of June 30, 2009: 15,200,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED JUNE 30, 2009

		Page

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS.	1
	Consolidated Statements of Financial Condition June 30, 2009 (unaudited) and December 31, 2008	1
	Unaudited Consolidated Schedule of Investments June 30, 2009	2
	Consolidated Schedule of Investments December 31, 2008	3
	Unaudited Consolidated Statements of Income and Expenses For the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008	4
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2009	5
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2008	6
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2009	7
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2008	8
	Unaudited Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2009 and 2008	9
	Notes to Unaudited Consolidated Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	31
ITEM 4.	CONTROLS AND PROCEDURES.	33

PART II.	OTHER INFORMATION	34

Item 1.	Legal Proceedings.	34
Item 1A.	Risk Factors.	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34
Item 3.	Defaults Upon Senior Securities.	34
Item 4.	Submission of Matters to a Vote of Security Holders.	35
Item 5.	Other Information.	35
Item 6.	Exhibits.	35

SIGNATURES		36

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $304,947,860 and $217,971,684, respectively)	$304,950,164	$217,992,372
Cash held by broker	24,066,244	66,363,722
Net unrealized appreciation (depreciation) on futures contracts	(2,742,623)	493,688

Deposits with broker	326,273,785	284,849,782
Receivable for Shares issued	4,294,374	-

Total assets	$330,568,159	$284,849,782

Liabilities
Payable for securities purchased	$3,998,489	$-
Management fee payable	194,073	187,458
Brokerage fee payable	1,487	1,752

Total liabilities	$4,194,049	$189,210

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(141)	(220)

Total General shares	859	780

Shares:
Paid in capital - 15,200,000 and 14,600,000 redeemable Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	447,951,258	432,958,140
Accumulated deficit	(121,578,866)	(148,299,128)

Total Shares	326,372,392	284,659,012

Total shareholders’ equity	326,373,251	284,659,792

Non-controlling interest in consolidated subsidiary - related party	859	780

Total Equity	326,374,110	284,660,572

Total liabilities and equity	$330,568,159	$284,849,782

Net asset value per share
General shares	$21.48	$19.50
Shares	$21.47	$19.50

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.075% due July 9, 2009	12.26%	$39,999,240	$40,000,000
U.S. Treasury Bills, 0.095% due July 16, 2009	1.23	3,999,820	4,000,000
U.S. Treasury Bills, 0.15% due July 23, 2009	45.96	149,989,050	150,000,000
U.S. Treasury Bills, 0.16% due July 30, 2009	1.23	3,999,496	4,000,000
U.S. Treasury Bills, 0.13% due August 13, 2009	4.60	14,997,090	15,000,000
U.S. Treasury Bills, 0.18% due August 20, 2009	1.23	3,999,128	4,000,000
U.S. Treasury Bills, 0.175% due August 27, 2009	3.67	11,997,300	12,000,000
U.S. Treasury Bills, 0.19% due September 10, 2009	1.22	3,998,700	4,000,000
U.S. Treasury Bills, 0.16% due September 17, 2009	1.22	3,998,424	4,000,000
U.S. Treasury Bills, 0.195% due September 24, 2009	20.82	67,971,916	68,000,000

Total United States Treasury Obligations (cost $304,947,860)	93.44%	$304,950,164

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
134.6 million Australian Dollars vs. USD 108.1 million for settlement September 14, 2009	(0.34)%	$(1,117,350)
10,662.5 million Japanese Yen vs. USD 110.6 million for settlement September 14, 2009*	(0.51)	(1,680,075)
690.0 million Norwegian Krone vs. USD 107.0 million for settlement September 14, 2009	(0.55)	(1,751,240)
170.2 million New Zealand Dollars vs. USD 109.6 million for settlement September 14, 2009	0.16	508,105
117.1 million Swiss Francs vs. USD 107.8 million for settlement September 14, 2009*	0.40	1,297,937

Net Unrealized Depreciation on Futures Contracts	(0.84)%	$(2,742,623)

*	Positions represent futures contracts sold.

Net unrealized depreciation is comprised of unrealized losses of $4,611,020 and unrealized gains of $1,868,397.

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

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Interest Income, net	$100,215	$1,889,633	$169,040	$5,784,131

Expenses
Management Fee	555,273	1,015,927	1,055,983	1,999,371
Brokerage Commissions and Fees	46,922	81,274	92,279	159,950

Total Expenses	602,195	1,097,201	1,148,262	2,159,321

Net investment income (loss)	(501,980)	792,432	(979,222)	3,624,810

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	620	742	(1,133)	76,779
Futures	29,742,580	7,163,815	30,955,470	(22,523,372)

Net realized gain (loss)	29,743,200	7,164,557	30,954,337	(22,446,593)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	4,278	(102,542)	(18,384)	(121,173)
Futures	(14,989,203)	17,216,262	(3,236,311)	11,358,360

Net change in unrealized gain (loss)	(14,984,925)	17,113,720	(3,254,695)	11,237,187

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	14,758,275	24,278,277	27,699,642	(11,209,406)

Net Income (Loss)	$14,256,295	$25,070,709	$26,720,420	$(7,584,596)

Less: net (income) attributed to the non-controlling interest in consolidated subsidiary - related party	(40)	(50)	(79)	(78)

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund and Subsidiary	$14,256,255	$25,070,659	$26,720,341	$(7,584,674)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at April 1, 2009	40	$1,000	$(181)	$819	13,800,000	$418,473,300	$(135,835,081)	$282,638,219	$282,639,038	$819	$282,639,857

Sale of Shares					1,800,000	37,741,916		37,741,916	37,741,916		37,741,916

Redemption of Shares					(400,000)	(8,263,958)		(8,263,958)	(8,263,958)		(8,263,958)

Net Income:
Net investment loss			(2)	(2)			(501,976)	(501,976)	(501,978)	(2)	(501,980)

Net realized gain on United States Treasury Obligations and Futures			81	81			29,743,038	29,743,038	29,743,119	81	29,743,200

Net change in unrealized loss on United States Treasury Obligations and Futures			(39)	(39)			(14,984,847)	(14,984,847)	(14,984,886)	(39)	(14,984,925)

Net Income			40	40			14,256,215	14,256,215	14,256,255	40	14,256,295

Balance at June 30, 2009	40	$1,000	$(141)	$859	15,200,000	$447,951,258	$(121,578,866)	$326,372,392	$326,373,251	$859	$326,374,110

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at April 1, 2008	40	$1,000	$28	$1,028	19,600,000	$533,745,150	$(30,194,628)	$503,550,522	$503,551,550	$1,028	$503,552,578

Sale of Shares					1,600,000	42,817,702		42,817,702	42,817,702		42,817,702

Redemption of Shares					(400,000)	(10,693,826)		(10,693,826)	(10,693,826)		(10,693,826)

Net Income:

Net investment income			2	2			792,428	792,428	792,430	2	792,432

Net realized gain on United States Treasury Obligations and Futures			13	13			7,164,531	7,164,531	7,164,544	13	7,164,557

Net change in unrealized gain on United States Treasury Obligations and Futures			35	35			17,113,650	17,113,650	17,113,685	35	17,113,720

Net Income			50	50			25,070,609	25,070,609	25,070,659	50	25,070,709

Balance at June 30, 2008	40	$1,000	$78	$1,078	20,800,000	$565,869,026	$(5,124,019)	$560,745,007	$560,746,085	$1,078	$560,747,163

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at January 1, 2009	40	$1,000	$(220)	$780	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,659,792	$780	$284,660,572

Sale of Shares					2,400,000	49,428,328		49,428,328	49,428,328		49,428,328

Redemption of Shares					(1,800,000)	(34,435,210)		(34,435,210)	(34,435,210)		(34,435,210)

Net Income:

Net investment loss			(4)	(4)			(979,214)	(979,214)	(979,218)	(4)	(979,222)

Net realized gain on United States Treasury Obligations and Futures			85	85			30,954,167	30,954,167	30,954,252	85	30,954,337

Net change in unrealized loss on United States Treasury Obligations and Futures			(2)	(2)			(3,254,691)	(3,254,691)	(3,254,693)	(2)	(3,254,695)

Net Income			79	79			26,720,262	26,720,262	26,720,341	79	26,720,420

Balance at June 30, 2009	40	$1,000	$(141)	$859	15,200,000	$447,951,258	$(121,578,866)	$326,372,392	$326,373,251	$859	$326,374,110

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Shares

	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at January 1, 2008	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693	$1,000	$514,827,693

Sale of Shares					3,600,000	96,428,494		96,428,494	96,428,494		96,428,494

Redemption of Shares					(1,600,000)	(42,924,428)		(42,924,428)	(42,924,428)		(42,924,428)

Net Loss

Net investment income (loss)			8	8			3,624,803	3,624,803	3,624,811	(1)	3,624,810

Net realized loss on United States Treasury Obligations and Futures			(46)	(46)			(22,446,585)	(22,446,585)	(22,446,631)	38	(22,446,593)

Net change in unrealized gain on United States Treasury Obligations and Futures			21	21			11,237,125	11,237,125	11,237,146	41	11,237,187

Net Loss			(17)	(17)			(7,584,657)	(7,584,657)	(7,584,674)	78	(7,584,596)

Balance at June 30, 2008	40	$1,000	$78	$1,078	20,800,000	$565,869,026	$(5,124,019)	$560,745,007	$560,746,085	$1,078	$560,747,163

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended

	June 30, 2009	June 30, 2008
Cash flow provided by operating activities:

Net Income (Loss)	$26,720,420	$(7,584,596)
Adjustments to reconcile net income (loss) to net cash used for operating activities:

Cost of securities purchased	(566,805,029)	(1,072,674,311)

Proceeds from securities sold and matured	479,996,760	1,047,747,879

Net accretion of discount on United States

Treasury Obligations	(169,040)	(5,650,284)

Net realized (gain) loss on United States Treasury Obligations	1,133	(76,779)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	3,254,695	(11,237,187)

Change in operating receivables and liabilities:

Receivable for Shares issued	(4,294,374)	-

Payable for securities purchased	3,998,489	-

Management fee payable	6,615	12,779

Other assets	-	25,447

Brokerage fee payable	(265)	-

Net cash used for operating activities	(57,290,596)	(49,437,052)

Cash flows from financing activities:

Proceeds from sale of Shares	49,428,328	96,428,494

Redemption of Shares	(34,435,210)	(42,924,428)

Net cash provided by financing activities	14,993,118	53,504,066

Net change in cash held by broker	(42,297,478)	4,067,014

Cash held by broker at beginning of period	66,363,722	13,584,764

Cash held by broker at end of period	$24,066,244	$17,651,778

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009

(1)	Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB G10 Currency Harvest Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on April 12, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of each fund. The Fund was originally named “DB Currency Index Value Fund”. The Fund changed its name to “PowerShares DB G10 Currency Harvest Fund,” effective July 20, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (each, a “Trust Agreement” and, collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on September 15, 2006 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006 and is listed on the NYSE Arca , Inc. (the “NYSE Arca”) as of November 25, 2008.

This report covers the three months ended June 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended June 30, 2009” and the “Three Months Ended June 30, 2008”, respectively) and the six months ended June 30, 2009 and 2008 (hereinafter referred to as the “Six Months Ended June 30, 2009” and the “Six Months Ended June 30, 2008”, respectively).

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2009 and December 31, 2008, the Fund had $326,273,785 (or 100%) and $284,849,782 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $19,300,505 (or 5.92%) and $26,765,910 (or 9.40%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of

June 30, 2009 and December 31, 2008, respectively. For additional information, please see the unaudited Consolidated Schedule of Investments dated as of June 30, 2009 and the audited Consolidated Schedule of Investments dated as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $555,273 and $1,015,927, respectively. Management Fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $1,055,983 and $1,999,371, respectively. As of June 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $194,073 and $187,458, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $46,922 and $81,274, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $92,279 and $159,950, respectively. As of June 30, 2009 and December 31, 2008, brokerage fees payable were $1,487 and $1,752, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2009 and December 31, 2008 was $19,300,505 and $26,765,910, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2009. As a result, a payable for securities purchased is reported for $3,998,489. There was no payable amount for securities purchased as of December 31, 2008.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of June 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $24,066,244 and $66,363,722, respectively, of which $2,742,623 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, at June 30, 2009. There were no cash equivalents held by the Fund as of June 30, 2009 and December 31, 2008.

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

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized depreciation and appreciation position of $2,742,623 and $493,688, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008.

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

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$304,950,164	$217,992,372

Currency Futures Contracts (Level 1)	$(2,742,623)	$493,688

There were no Level 2 or Level 3 holdings as of June 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in currency prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Master Fund could experience substantial losses.

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

Summary of Share Transactions for the Three Months Ended June 30, 2009 and 2008

and Six Months Ended June 30, 2009 and 2008

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Shares Sold	1,800,000	1,600,000	37,741,916	$42,817,702	2,400,000	3,600,000	49,428,328	$96,428,494
Shares Redeemed	(400,000)	(400,000)	(8,263,958)	(10,693,826)	(1,800,000)	(1,600,000)	(34,435,210)	(42,924,428)

Net Increase	1,400,000	1,200,000	29,477,958	$32,123,876	600,000	2,000,000	14,993,118	$53,504,066

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of June 30, 2009, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2009 and 2008 and for the Six Months Ended June 30, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net Asset Value
Net asset value per Share, beginning of period	$20.48	$25.69	$19.50	$27.38
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.03	1.23	2.04	(0.60)
Net investment income (loss)	(0.04)	0.04	(0.07)	0.18

Net income (loss)	0.99	1.27	1.97	(0.42)
Net asset value per Share, end of period	$21.47	$26.96	$21.47	$26.96

Market value per Share, beginning of period	$20.52	$25.71	$19.42	$27.48

Market value per Share, end of period	$21.51	$27.02	$21.51	$27.02

Ratio to average Shares*
Net investment income (loss)	(0.68)%	0.58%	(0.69)%	1.36%

Total expenses	0.81%	0.81%	0.81%	0.81%

Total Return, at net asset value **	4.83%	4.94%	10.10%	(1.53)%

Total Return, at market value **	4.82%	5.10%	10.76%	(1.67)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement No. 160). Statement No. 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. The Fund adopted Statement No. 160 on January 1, 2009.

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

In May 2009, the Financial Accounting Standards Board released FASB Statement No. 165, Subsequent Events (Statement No. 165). Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Fund adopted Statement No. 165 on June 30, 2009.

(12)	Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through July 31, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The Index is re-weighted quarterly. Upon re-weighting, the high yielding Index Currencies are allocated a base weight of 33 1/3% and the low yielding Index Currencies are allocated a base weight of -33 1/3%. These new weights are applied during the Index re-weighting period, which takes place between the fourth and third Index Business Days prior to the applicable IMM Date (the “Index Re-Weighting Period”).

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to June 30, 2009, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive and negative, in the Index.

The Fund will pursue its investment objective by investing substantially all of its assets in the Master Fund. To track the Index, the Master Fund generally will establish long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates and will adjust its holdings quarterly as the Index is adjusted. However, if the United States Dollar (“USD”) is among the Index Currencies from time-to-time, the Master Fund will not establish a long or short futures position (as the case may be) in USD, because USD is the Fund’s home currency and, as a consequence, the Master Fund never can enjoy profit or suffer loss from long or short futures positions in USD. When the USD is not associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Master Fund’s futures contracts at the time they are established will be double the value of the Master Fund’s holdings of United States Treasury and other high credit quality short-term fixed income securities, which means the Fund will have a leverage ratio at such time of 2:1. If the USD is associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Master Fund’s futures contracts at the time they are established will be approximately 1.66 times the value of the Master Fund’s holdings of United States Treasury and other high credit quality short-term fixed income securities, which means the Fund will have a leverage ratio at such time of approximately 1.66:1. Holding futures positions with a notional amount in excess of the Master Fund’s net asset value constitutes a form of leverage. The use of leverage will increase the potential for both trading profits and losses, depending on the changes, positive and negative, in the Index. The Master Fund’s ability to track the Index will not be affected by the presence or absence of the USD among the Index Currencies. Because the notional value of the Master Fund’s futures positions can rise or fall over time, the leverage ratio could be higher or lower between quarterly adjustments of the Index Currencies.

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

The Master Fund’s portfolio also will include United States Treasury securities and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

Performance Summary

This report covers the three months ended June 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended June 30, 2009” and the “Three Months Ended June 30, 2008”, respectively) and the six months ended June 30, 2009 and 2008 (hereinafter referred to as the “Six Months Ended June 30, 2009” and the “Six Months Ended June 30, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing the change in closing levels of the Index itself and each underlying Index Currency plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008.

[Remainder of page left blank intentionally.]

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended June 30, 2009 and 2008

and the Six Months Ended June 30, 2009 and 2008

	DBCFH-TR™
	Long Position[1]				Short Position[1]
Underlying Index Currency	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
British Pounds (GBP)				0.83%
Canadian Dollar (CAD)					(4.38)%	(4.59)%
Norwegian Krone (NOK)	1.56%	2.87%	0.69%	0.36%
Australian Dollar (AUD)	5.69%	5.53%	2.40%	4.09%
New Zealand Dollar (NZD)	4.78%	4.33%	(3.01)%	1.05%
Swedish Krona (SEK)								(2.53)%
Japanese Yen (JPY)					(0.91)%	1.97%	3.95%	(1.87)%
Swiss Franc (CHF)					(1.58)%	0.73%	0.91%	(4.03)%

	DBCFH-TR™ - Index Returns
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009		Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.04%		0.10%		0.43%		0.91%
DBCFH-TR™	5.20%		10.96%		5.36%		(1.18)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBCFH-TR™. The only difference between the Index and the DBCFH-TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBCFH-TR™ does include such a component. The difference between the Index and the DBCFH-TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s total return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBCFH-TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information regarding FASB Statement No. 157.

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

Operating Activities

Net cash flow used for operating activities was $57.3 million and $49.4 million for the Six Months Ended June 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2009, $566.8 million was paid to purchase United States Treasury Obligations and $480.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2008, $1,072.7 million was paid to purchase United States Treasury Obligations and $1,047.7 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $3.3 million and increased by $11.2 million during the Six Months Ended June 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $15.0 million and $53.5 million during the Six Months Ended June 30, 2009 and 2008, respectively. This included $49.4 million and $96.4 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

COMPARISON OF DBV, DBVNAV AND DBCFHX FOR THE THREE MONTHS ENDED

JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 4.82% from $20.52 per Share to $21.51 per Share. The Share price low and high for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a low of $20.15 per Share (-1.80%) on April 20, 2009 to a high of $21.75 per Share (+5.99%) on June 12, 2009.

For the Three Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 5.10% from $25.71 per Share to $27.02 per Share. The Share price low and high for the Three Months Ended June 30, 2008 and related change from the Share price on March 31, 2008 was as follows: Shares traded from a low of $25.89 per Share (+0.70%) on April 1, 2008 to a high of $27.27 per Share (+6.07%) on June 25, 2008.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2009, the net asset value of each Share increased 4.83% from $20.48 per Share to $21.47 per Share. For the Three Months Ended June 30, 2009, gains in the long index currency positions in the Norwegian Krone, Australian Dollar and New Zealand Dollar were partially offset by losses in the short index currency positions in the Japanese Yen, Canadian Dollar and Swiss Franc, contributing to an overall 5.20% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended June 30, 2009, was $14.3 million, resulting from $0.1 million of interest income, net realized gain of $29.7 million, net unrealized losses of $14.9 million and operating expenses of $0.6 million.

For the Three Months Ended June 30, 2008, the net asset value of each Share increased 4.94% from $25.69 per Share to $26.96 per Share. For the Three Months Ended June 30, 2008, gains in the long index currency positions in the Australian Dollar and Norwegian Krone along with gains in the short index currency positions in the Japanese Yen and Swiss Franc more than offset the losses of the long index currency position in the New Zealand Dollar contributing to an overall 5.36% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended June 30, 2008, was $25.1 million, resulting from $1.9 million of interest income, net realized gains of $7.2 million, net unrealized gains of $17.1 million and operating expenses of $1.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 10.76% from $19.42 per Share to $21.51 per Share. The Share price low and high for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.25 per Share (-6.02%) on February 2, 2009 to a high of $21.75 per Share (+12.00%) on June 12, 2009.

For the Six Months Ended June 30, 2008, the NYSE Alternext market value of each Share decreased 1.67% from $27.48 per Share to $27.02 per Share. The Share price high and low for the Six Months Ended June 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $27.69 per Share (+0.76%) on February 25, 2008 to a low of $25.41 per Share (-7.53%) on March 17, 2008.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2009, the net asset value of each Share increased 10.10% from $19.50 per Share to $21.47 per Share. For the Six Months Ended June 30, 2009, gains in the long index currency position in the Norwegian Krone, Australian Dollar and New Zealand Dollar as well as the gains in the short index currency positions in the Japanese Yen and Swiss Franc more than offset the losses in the short index currency position in the Canadian Dollar, contributing to an overall 10.96% increase in the level of the DBCFH-TR™.

Net income for the Six Months Ended June 30, 2009, was $26.7 million, resulting from $0.2 million of interest income, net realized gain of $30.9 million, net unrealized loss of $3.3 million and operating expenses of $1.1 million.

For the Six Months Ended June 30, 2008, the net asset value of each Share decreased 1.53% from $27.38 per Share to $26.96 per Share. For the Six Months Ended June 30, 2008, gains in the long index currency positions in the British Pound, Norwegian Krone, Australian Dollar and New Zealand Dollar partially offset the losses in the short index currency positions in the Swedish Krona, Swiss Franc and Japanese Yen contributing to an overall 1.18% decrease in the level of the DBCFH-TR™.

Net loss for the Six Months Ended June 30, 2008, was $7.6 million, resulting from $5.8 million of interest income, net realized loss of $22.4 million, net unrealized gains of $11.2 million and operating expenses of $2.2 million.

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

The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2009.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	September 2009	4,842,368	1.48%	10
New Zealand Dollar	September 2009	4,380,636	1.34%	10
Japanese Yen	September 2009	2,586,284	0.79%	9
Swiss Franc	September 2009	2,596,040	0.80%	8
Norwegian Krone	September 2009	4,189,652	1.28%	24
Aggregate/Total:		13,643,766	4.18%	6

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2009	3,797,198	1.33%	11
New Zealand Dollar	March 2009	3,174,665	1.12%	13
Japanese Yen	March 2009	2,121,190	0.75%	8
Swiss Franc	March 2009	2,021,165	0.71%	5
Norwegian Krone	March 2009	2,480,638	0.87%	28
Aggregate/Total:		9,260,284	3.25%	13

* The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

    For the Three Months Ended June 30, 2009, 1.8 million Shares were created for $37.7 million and 0.4 million Shares were redeemed for $8.3 million. On June 30, 2009, 15.2 million Shares of the Fund were outstanding for a market capitalization of $327.0 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2009	400,000	$20.66
Three Months Ended June 30, 2008	400,000	$26.73

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC,
its Managing Owner

By:/s/ Hans Ephraimson
Name: Hans Ephraimson
Title: Chief Executive Officer

By:/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

DB G10 Currency Harvest Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

By:/s/ Hans Ephraimson
Name: Hans Ephraimson
Title: Chief Executive Officer

Dated: July 31, 2009		By:/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5