Form 10-Q
period 2009-09-30
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2009-11-03
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of September 30, 2009: 16,800,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $357,947,005 and $217,971,684, respectively)	$357,966,979	$217,992,372
Cash held by broker	20,640,100	66,363,722
Net unrealized appreciation on futures contracts	7,811,680	493,688

Deposits with broker	386,418,759	284,849,782

Total assets	$386,418,759	$284,849,782

Liabilities
Management fee payable	$224,216	$187,458
Brokerage fee payable	3,333	1,752

Total liabilities	$227,549	$189,210

Commitments and Contingencies (Note 9)
Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(80)	(220)

Total General shares	920	780

Shares:
Paid in capital -16,800,000 and 14,600,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	483,990,766	432,958,140
Accumulated deficit	(97,801,396)	(148,299,128)

Total Shares	386,189,370	284,659,012

Total shareholders’ equity	386,190,290	284,659,792

Non-controlling interest in consolidated subsidiary - related party	920	780

Total equity	386,191,210	284,660,572

Total liabilities and equity	$386,418,759	$284,849,782

Net asset value per share
General shares	$23.00	$19.50
Shares	$22.99	$19.50

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 08, 2009	10.36%	$39,999,880	$40,000,000
U.S. Treasury Bills, 0.03% due October 15, 2009	1.03	3,999,956	4,000,000
U.S. Treasury Bills, 0.04% due October 22, 2009	38.84	149,996,700	150,000,000
U.S. Treasury Bills, 0.145% due October 29, 2009	1.03	3,999,812	4,000,000
U.S. Treasury Bills, 0.18% due November 5, 2009	1.04	3,999,844	4,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	3.88	14,999,130	15,000,000
U.S. Treasury Bills, 0.18% due November 19, 2009	3.11	11,998,944	12,000,000
U.S. Treasury Bills, 0.16% due November 27, 2009	3.11	11,998,956	12,000,000
U.S. Treasury Bills, 0.14% due December 10, 2009	2.07	7,998,992	8,000,000
U.S. Treasury Bills, 0.135% due December 17, 2009	5.44	20,996,325	21,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	22.78	87,978,440	88,000,000

Total United States Treasury Obligations (cost $357,947,005)	92.69%	$357,966,979

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Future Contracts
145.9 million Australian Dollars vs. USD 127.7 million for settlement December 14, 2009	0.76%	$2,920,425
11,325.0 million Japanese Yen vs. USD 126.6 million for settlement December 14, 2009*	(0.53)	(2,055,425)
744.0 million Norwegian Krone vs. USD 127.8 million for settlement December 14, 2009	0.99	3,840,370
178.0 million New Zealand Dollars vs. USD 127.9 million for settlement December 14, 2009	0.85	3,264,410
129.6 million Swiss Francs vs. USD 125.0 million for settlement December 14, 2009*	(0.05)	(158,100)

Net Unrealized Appreciation on Futures Contracts	2.02%	$7,811,680

Net unrealized appreciation is comprised of unrealized gains of $10,049,893 and unrealized losses of $2,238,213.

*	Position represents futures contracts sold.

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$137,231	$2,255,102	$306,271	$8,039,233

Expenses
Management Fee	649,070	1,015,065	1,705,053	3,014,436
Brokerage Commissions and Fees	45,927	43,705	138,206	203,655

Total Expenses	694,997	1,058,770	1,843,259	3,218,091

Net investment income (loss)	(557,766)	1,196,332	(1,536,988)	4,821,142

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	—	18,220	(1,133)	94,999
Futures	13,763,385	(46,591,483)	44,718,855	(69,114,855)

Net realized gain (loss)	13,763,385	(46,573,263)	44,717,722	(69,019,856)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	17,670	227,373	(714)	106,200
Futures	10,554,303	(8,859,378)	7,317,992	2,498,982

Net change in unrealized gain (loss)	10,571,973	(8,632,005)	7,317,278	2,605,182

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	24,335,358	(55,205,268)	52,035,000	(66,414,674)

Net Income (Loss)	$23,777,592	$(54,008,936)	$50,498,012	$(61,593,532)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(61)	104	(140)	26

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund and Subsidiary	$23,777,531	$(54,008,832)	$50,497,872	$(61,593,506)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2009	40	$1,000	$(141)	$859	15,200,000	$447,951,258	$(121,578,866)	$326,372,392	$326,373,251	$859	$326,374,110

Sale of Shares					1,600,000	36,039,508		36,039,508	36,039,508		36,039,508

Net Income

Net investment loss			(2)	(2)			(557,762)	(557,762)	(557,764)	(2)	(557,766)

Net realized gain on United States Treasury Obligations and Futures			34	34			13,763,317	13,763,317	13,763,351	34	13,763,385

Net change in unrealized gain on United States Treasury Obligations and Futures			29	29			10,571,915	10,571,915	10,571,944	29	10,571,973

Net Income			61	61			23,777,470	23,777,470	23,777,531	61	23,777,592

Balance at September 30, 2009	40	$1,000	$(80)	$920	16,800,000	$483,990,766	$(97,801,396)	$386,189,370	$386,190,290	$920	$386,191,210

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2008	40	$1,000	$78	$1,078	20,800,000	$565,869,026	$(5,124,019)	$560,745,007	$560,746,085	$1,078	$560,747,163

Sale of Shares					400,000	10,461,436		10,461,436	10,461,436		10,461,436

Redemption of Shares					(1,400,000)	(34,883,408)		(34,883,408)	(34,883,408)		(34,883,408)

Net Loss

Net investment income			2	2			1,196,328	1,196,328	1,196,330	2	1,196,332

Net realized loss on United States Treasury Obligations and Futures			(91)	(91)			(46,573,081)	(46,573,081)	(46,573,172)	(91)	(46,573,263)

Net change in unrealized loss on United States Treasury Obligations and Futures			(15)	(15)			(8,631,975)	(8,631,975)	(8,631,990)	(15)	(8,632,005)

Net Loss			(104)	(104)			(54,008,728)	(54,008,728)	(54,008,832)	(104)	(54,008,936)

Balance at September 30, 2008	40	$1,000	$(26)	$974	19,800,000	$541,447,054	$(59,132,747)	$482,314,307	$482,315,281	$974	$482,316,255

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	40	$1,000	$(220)	$780	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,659,792	$780	$284,660,572

Sale of Shares					4,000,000	85,467,836		85,467,836	85,467,836		85,467,836

Redemption of Shares					(1,800,000)	(34,435,210)		(34,435,210)	(34,435,210)		(34,435,210)

Net Income

Net investment loss			(6)	(6)			(1,536,976)	(1,536,976)	(1,536,982)	(6)	(1,536,988)

Net realized gain on United States Treasury Obligations and Futures			119	119			44,717,484	44,717,484	44,717,603	119	44,717,722

Net change in unrealized gain on United States Treasury Obligations and Futures			27	27			7,317,224	7,317,224	7,317,251	27	7,317,278

Net Income			140	140			50,497,732	50,497,732	50,497,872	140	50,498,012

Balance at September 30, 2009	40	$1,000	$(80)	$920	16,800,000	$483,990,766	$(97,801,396)	$386,189,370	$386,190,290	$920	$386,191,210

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2008	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693	$1,000	$514,827,693

Sale of Shares					4,000,000	106,889,930		106,889,930	106,889,930		106,889,930

Redemption of Shares					(3,000,000)	(77,807,836)		(77,807,836)	(77,807,836)		(77,807,836)

Net Loss

Net investment income			10	10			4,821,131	4,821,131	4,821,141	1	4,821,142

Net realized loss on United States Treasury Obligations and Futures			(137)	(137)			(69,019,666)	(69,019,666)	(69,019,803)	(53)	(69,019,856)

Net change in unrealized gain on United States Treasury Obligations and Futures			6	6			2,605,150	2,605,150	2,605,156	26	2,605,182

Net Loss			(121)	(121)			(61,593,385)	(61,593,385)	(61,593,506)	(26)	(61,593,532)

Balance at September 30, 2008	40	$1,000	$(26)	$974	19,800,000	$541,447,054	$(59,132,747)	$482,314,307	$482,315,281	$974	$482,316,255

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by operating activities:
Net Income (Loss)	$50,498,012	$(61,593,532)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(924,666,943)	(1,574,743,237)
Proceeds from securities sold and matured	784,996,760	1,616,601,400
Net accretion of discount on United States Treasury Obligations	(306,271)	(7,846,725)
Net realized (gain) loss on United States Treasury Obligations	1,133	(94,999)
Net change in unrealized gain on United States Treasury Obligations and futures	(7,317,278)	(2,605,182)
Change in operating receivables and liabilities:
Management fee payable	36,758	326,507
Other assets	—	4,625
Brokerage fee payable	1,581	—

Net cash used for operating activities	(96,756,248)	(29,951,143)

Cash flows from financing activities:
Proceeds from sale of Shares	85,467,836	106,889,930
Redemption of Shares	(34,435,210)	(77,807,836)

Net cash provided by financing activities	51,032,626	29,082,094

Net change in cash held by broker	(45,723,622)	(869,049)
Cash held by broker at beginning of period	66,363,722	13,584,764

Cash held by broker at end of period	$20,640,100	$12,715,715

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2009

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on September 15, 2006 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006 and is listed on the NYSE Arca, Inc. (the “NYSE Arca”) as of November 25, 2008.

This report covers the three months ended September 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended September 30, 2009” and the “Three Months Ended September 30, 2008”, respectively) and the nine months ended September 30, 2009 and 2008 (hereinafter referred to as the “Nine Months Ended September 30, 2009” and the “Nine Months Ended September 30, 2008”, respectively).

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of September 30, 2009 and December 31, 2008, the Fund had $386,418,759 (or 100%) and $284,849,782 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $19,373,229 (or 5.01%) and $26,765,910 (or 9.40%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

as of September 30, 2009 and December 31, 2008, respectively. For additional information, please see the unaudited Consolidated Schedule of Investments dated as of September 30, 2009 and the audited Consolidated Schedule of Investments dated as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $649,070 and $1,015,065, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $1,705,053 and $3,014,436, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $224,216 and $187,458, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $45,927 and $43,705, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $138,206 and $203,655, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $3,333 and $1,752, respectively.

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

Financial Accounting Standards Board, (FASB), fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $19,373,229 and $26,765,910, respectively, which is restricted and held against initial margin of the open futures contracts.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of September 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $20,640,100 and $66,363,722, respectively. There were no cash equivalents held by the Fund as of September 30, 2009 and December 31, 2008.

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

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $7,811,680 and $493,688, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008.

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

All organizational and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Neither the Fund nor its Master Fund are, or will be, responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$357,966,979	$217,992,372
Currency Futures Contracts (Level 1)	$7,811,680	$493,688

There were no Level 2 or Level 3 holdings as of September 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(c)	Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2009 and 2008

and Nine Months Ended September 30, 2009 and 2008

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	1,600,000	400,000	$36,039,508	$10,461,436	4,000,000	4,000,000	$85,467,836	$106,889,930
Shares Redeemed	—	(1,400,000)	—	(34,883,408)	(1,800,000)	(3,000,000)	(34,435,210)	(77,807,836)

Net Increase/(Decrease)	1,600,000	(1,000,000)	$36,039,508	$(24,421,972)	2,200,000	1,000,000	$51,032,626	$29,082,094

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of September 30, 2009, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2009 and 2008 and for the Nine Months Ended September 30, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

[Remainder of page left blank intentionally.]

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$21.47	$26.96	$19.50	$27.38
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.56	(2.66)	3.60	(3.26)
Net investment income (loss)	(0.04)	0.06	(0.11)	0.24

Net income (loss)	1.52	(2.60)	3.49	(3.02)
Net asset value per Share, end of period	$22.99	$24.36	$22.99	$24.36

Market value per Share, beginning of period	$21.51	$27.02	$19.42	$27.48

Market value per Share, end of period	$23.01	$24.26	$23.01	$24.26

Ratio to average Shares*
Net investment income (loss)	(0.64)%	0.88%	(0.67)%	1.20%

Total expenses	0.80%	0.78%	0.81%	0.80%

Total Return, at net asset value **	7.08%	(9.64)%	17.90%	(11.03)%

Total Return, at market value **	6.97%	(10.21)%	18.49%	(11.72)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through November 2, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to September 30, 2009, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive and negative, in the Index.

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

Performance Summary

This report covers the three months ended September 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended September 30, 2009” and the “Three Months Ended September 30, 2008”, respectively) and the nine months ended September 30, 2009 and 2008 (hereinafter referred to as the “Nine Months Ended September 30, 2009” and the “Nine Months Ended September 30, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index—Total Return™ (“DBCFH-TR”), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing the change in closing levels of the Index itself and each underlying Index Currency plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008.

[Remainder of page left blank intentionally.]

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended September 30, 2009 and 2008

and the Nine Months Ended September 30, 2009 and 2008

Underlying Index Currency	DBCFH-TR™
	Long Position[1]				Short Position[1]
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
British Pounds (GBP)	—	—	—	0.86%	—	—	—	—
Canadian Dollar (CAD)	—	—	—	—	—	(4.66)%	—	—
Norwegian Krone (NOK)	3.90%	7.15%	(4.15)%	(3.86)%	—	—	—	—
Australian Dollar (AUD)	3.39%	9.30%	(5.46)%	(1.31)%	—	—	—	—
New Zealand Dollar (NZD)	4.36%	9.13%	(3.59)%	(2.45)%	—	—	—	—
Swedish Krona (SEK)	—	—	—	—	—	—	—	(2.61)%
Japanese Yen (JPY)	—	—	—	—	(2.76)%	(0.99)%	0.10%	(1.62)%
Swiss Franc (CHF)	—	—	—	—	(1.60)%	(1.00)%	2.94%	(1.04)%

	DBCFH-TR™ - Index Returns
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.04%	0.16%	0.35%	1.16%
DBCFH-TR™	7.33%	19.09%	(9.81)%	(10.87)%

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares in the Fund. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used for operating activities was $96.8 million and $30.0 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $924.7 million was paid to purchase United States Treasury Obligations and $785.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2008, $1,574.7 million was paid to purchase United States Treasury Obligations and $1,616.6 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $7.3 million and by $2.6 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $51.0 million and $29.1 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $85.5 million and $106.9 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

SEPTEMBER 30, 2009 AND 2008 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND RELATED PRODUCTS AND MANAGING FUTURES ACCOUNTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 6.97% from $21.51 per Share to $23.01 per Share. The Share price low and high for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a low of $20.55 per Share (-4.46%) on July 8, 2009 to a high of $23.01 per Share (+6.97%) on September 30, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 10.21% from $27.02 per Share to $24.26 per Share. The Share price high and low for the Three Months Ended September

 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a high of $27.37 per Share (+1.30%) on July 21, 2008 to a low of $24.08 per Share (-10.88%) on September 17, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share increased 7.08% from $21.47 per Share to $22.99 per Share. For the Three Months Ended September 30, 2009, gains in the long index currency positions in the Norwegian Krone, Australian Dollar and New Zealand Dollar were partially offset by losses in the short index currency positions in the Japanese Yen, and Swiss Franc, contributing to an overall 7.33% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended September 30, 2009, was $23.8 million, resulting from $0.1 million of interest income, net realized gain of $13.8 million, net unrealized gains of $10.6 million, and operating expenses of $0.7 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share decreased 9.64% from $26.96 per Share to $24.36 per Share. For the Three Months Ended September 30, 2008, losses in the long index currency positions of the Australian Dollar, New Zealand Dollar, and the Norwegian Krone exceeded the gains in the short index currency positions in the Japanese Yen and Swiss Franc, contributing to an overall 9.81% decrease in the level of the DBCFH-TR™.

Net loss for the Three Months Ended September 30, 2008, was $54.0 million, resulting from $2.3 million of interest income, net realized and unrealized losses of $55.2 million, and operating expenses of $1.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 18.49% from $19.42 per Share to $23.01 per Share. The Share price low and high for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.25 per Share (-6.02%) on February 2, 2009 to a high of $23.01 per Share (+18.49%) on September 30, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 11.72% from $27.48 per Share to $24.26 per Share. The Share price high and low for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $27.69 per Share (+0.76%) on February 25, 2008 to a low of $24.08 per Share (-12.37%) on September 17, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 17.90% from $19.50 per Share to $22.99 per Share. For the Nine Months Ended September 30, 2009, gains in the long index currency position in the Norwegian Krone, Australian Dollar and New Zealand Dollar more than offset the losses in the short index currency position in the Canadian Dollar, Japanese Yen and Swiss Franc, contributing to an overall 19.09% increase in the level of the DBCFH-TR™.

Net income for the Nine Months Ended September 30, 2009, was $50.5 million, resulting from $0.3 million of interest income, net realized gains of $44.7 million, net unrealized gains of $7.3 million, and operating expenses of $1.8 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share decreased 11.03% from $27.38 per Share to $24.36 per Share. For the Nine Months Ended September 30, 2008, gains in the long index currency positions in the British Pound did not exceed the losses on the long positions in the Norwegian Krone, New Zealand Dollar, and the Australian Dollar, and the losses in the short index currency positions in the Swedish Krona, Swiss Franc, and Japanese Yen, contributing to an overall 10.87 % decrease in the level of the DBCFH-TR™.

Net loss for the Nine Months Ended September 30, 2008, was $61.6 million, resulting from $8.0 million of interest income, net realized and unrealized losses of $66.4 million, and operating expenses of $3.2 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	December 2009	5,586,963	1.45%	10
New Zealand Dollar	December 2009	5,139,478	1.33%	10
Japanese Yen	December 2009	3,043,653	0.79%	9
Swiss Franc	December 2009	3,002,064	0.78%	8
Norwegian Krone	December 2009	4,968,292	1.29%	24
Aggregate/Total:		14,983,463	3.88%	8

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Currency Contract	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2009	3,797,198	1.33%	11
New Zealand Dollar	March 2009	3,174,665	1.12%	13
Japanese Yen	March 2009	2,121,190	0.75%	8
Swiss Franc	March 2009	2,021,165	0.71%	5
Norwegian Krone	March 2009	2,480,638	0.87%	28
Aggregate/Total:		9,260,284	3.25%	13

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

For the Three Months Ended September 30, 2009, 1.6 million Shares were created for $36.0 million and no Shares were redeemed. On September 30, 2009, 16.8 million Shares of the Fund were outstanding for a market capitalization of $386.6 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	—	$—
Three Months Ended September 30, 2008	1,400,000	$24.92

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/s/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB G10 Currency Harvest Master Fund

By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: November 2, 2009

By:	/s/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1