Form 10-K
period 2009-12-31
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2010-03-08
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $326,952,000

Number of Common Units of Beneficial Interest outstanding as of February 26, 2010: 17,400,000

iii

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

iv

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB G10 Currency Harvest Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on April 12, 2006. DB Commodity Services LLC (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of each fund. The Fund was originally named “DB Currency Index Value Fund”. The Fund changed its name to “PowerShares DB G10 Currency Harvest Fund” effective July 20, 2006. DBCS, a Delaware limited liability company, is the Managing Owner of the Fund and the Master Fund. The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on September 15, 2006. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006 and is now listed on the NYSE Arca, Inc. (the “NYSE Arca”) as of November 25, 2008.

Fund Investment Overview

The Master Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”) with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures broker as margin.

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

The following table reflects the Fund and Index weights of each Index Currency as of December 31, 2009:

Eligible Index Currency	Fund Weight (%)	Index Weight
United States Dollar	— *	— *
Euro	—	—
Japanese Yen	-31.61%	-33.33%
Canadian Dollar	—	—
Swiss Franc	-33.02%	-33.33%
British Pound	—	—
Australian Dollar	32.65%	33.33%
New Zealand Dollar	33.17%	33.33%
Norwegian Krone	32.74%	33.33%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies (as hereinafter defined) associated with the three lowest interest rates. As a result, the Index did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is a mathematical construct that is comprised of the Index Currencies, each of which is assigned an initial weight. As the value of the underlying Index Currencies changes, the relative weights of each Index Currencies will vary. The Index will be re-balanced at a pre-determined frequency in order to restore the target weights. As the Master Fund will invest in futures contracts tied to the underlying Index Currencies (and their corresponding target base weights) with a view to tracking the changes, whether positive or negative, in the changes in the levels of the Index, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2009 and 2008, the Fund had $423,550,442 (or 100%) and $284,849,782 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $20,853,990 (or 4.92%) and $26,765,910 (or 9.40%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of December 31, 2009 and 2008, respectively. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Index Sponsor will review the three month Libor rate for each Eligible Index Currency other than the SEK and NOK and will review the three month Stibor rate and the three month Nibor rate for the SEK and NOK, respectively. The Libor, Stibor and Nibor rates for the Eligible Index Currencies, as applicable, mean the London, Stockholm and Norway interbank offered rates for overnight deposits, respectively, each of which is published by Reuters. The Eligible Index Currencies are then ranked according to yield. The three highest yielding and three lowest yielding are selected as Index Currencies for inclusion in calculating the Index. If two Index Currencies have the same yield, then the previous quarter’s ranking will be used. Please see http://dbfunds.db.com/dbv/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbv/index.aspx with respect to the composition of the Fund’s index.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to December 31, 2009, the Index level as calculated on an excess return basis has ranged from as high as 315.27 (July 25, 2007) to as low as 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

The Fund will pursue its investment objective by investing substantially all of its assets in the Master Fund. To track the Index, the Master Fund generally will establish long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates and will adjust its holdings quarterly as the Index is adjusted. However, if the United States Dollar (“USD”) is among the Index Currencies from time-to-time, the Master Fund will not establish a long or short futures position (as the case may be) in USD, because USD is the Fund’s home currency and, as a consequence, the Master Fund never can enjoy profit or suffer loss from long or short futures positions in USD. When the USD is not associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Master Fund’s futures contracts at the time they are established will be double the value of the Master Fund’s holdings of United States Treasury and other high credit quality short term fixed income securities, which means the Fund will have a leverage ratio at such time of 2:1. If the USD is associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Master Fund’s futures contracts at the time they are established will be approximately 1.66 times the value of the Master Fund’s holdings of United States Treasury and other high credit quality short term fixed income securities, which means the Fund will have a leverage ratio at such time of approximately 1.66:1. Holding futures positions with a notional amount in excess of the Master Fund’s net asset value constitutes a form of leverage. The use of leverage will increase the potential for both trading profits and losses, depending on the changes, positive or negative, in the Index. The Master Fund’s ability to track the Index will not be affected by the presence or absence of the USD among the Index Currencies. Because the notional value of the Master Fund’s futures positions can rise or fall over time, the leverage ratio could be higher or lower between quarterly adjustments of the Index Currencies.

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

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has been managing such investment vehicles since January 2006. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

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

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund.

A variety of executing brokers execute futures transactions on behalf of the Master Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2009, 2008 and 2007.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Investment and Trading Related Risks

The Value of the Shares Relates Directly to the Value of the Futures Contracts on the Index Currencies and Other Assets Held by the Master Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Shares.

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

The net asset value per Share will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket may be different from the net asset value of a Basket (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket) and similarly the public trading price per Share may be different from the net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to, the same forces influencing the prices of the Index Currencies trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Basket at a discount to the public trading price of the Shares or can redeem a Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Share closely over time.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of its Index.

It is possible that the Fund’s performance may not fully replicate the changes in the closing levels of the Index due to disruptions in the markets for the Index Currencies or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the changes in the closing levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Master Fund Is Not Actively Managed and Will Track the Index During Periods in which the Index Is Flat or Declining as well as when the Index Is Rising.

The Master Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of the Index Currencies are declining in value, the Master Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner will seek to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

The Dual Assumptions Underpinning the Index that High Yielding Interest Rates With Respect to Certain Eligible Index Currencies Suggest Taking Long Positions in Futures Contracts in Such Currencies and Low Yielding Interest Rates With Respect to Certain Eligible Index Currencies Suggest Taking Short Positions in Futures Contracts in Such Currencies May Be Detrimental to the Value of Your Shares Should Either or Both Assumptions Fail.

The Index is expected to rise as a result of any upward price movement on long positions in futures contracts on the Index Currencies when the prices of these long futures contracts increase relative to the USD. The Index also is expected to rise as a result of any downward price movement on short positions in futures contracts on the Index Currencies when the prices of these short futures contracts decrease relative to the USD. Because the price of your Shares is expected to track the Index, if the price of the Master Fund’s long futures contracts decreases relative to the USD or the price of the Master Fund’s short futures contracts increases relative to the USD on any or all of the Index Currencies, the value of your Shares may decrease. The decrease in the value of your Shares will be amplified if both assumptions fail simultaneously (i.e., both the price of the Master Fund’s long futures contracts decreases relative to the USD and the price of the Master Fund’s short futures contracts increases relative to the USD on any or all of the Index Currencies).

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

The Lack of an Active Trading Market for the Shares May Result in Losses on Your Investment at the Time of Disposition of Your Shares.

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

As the Managing Owner and its Principals have Been Operating Investment Vehicles like the Fund or the Master Fund, since January 2006, their Experience May be Inadequate or Unsuitable to Manage the Fund or the Master Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has been managing such investment vehicles since January 2006. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage an investment vehicle such as the Fund and the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage an investment vehicle such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Shares.

The Fund and the Master Fund have a limited performance history upon which to evaluate your investment in the Fund and the Master Fund. Although past performance is not necessarily indicative of future results, if the Fund and the Master Fund had a longer performance history, such performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund and the Master Fund. Likewise, the Index has a limited history which might (or might not) be indicative of the future Index results, or of the future performance of the Fund or the Master Fund. Therefore, you will have to make your decision to invest in the Fund on the basis of limited information.

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

Leverage Will Fluctuate Between Index Re-Weighting Periods and May be Greater or Less than the Leverage on Each Index Re-Weighting Period.

Although the Master Fund does not establish positions that exceed a leverage ratio of 2:1 at the time of establishment, movements in the market price of the Master Fund’s futures positions between the Index Re-Weighting

Periods may increase or decrease the Master Fund’s leverage ratio. Any such increase or decrease, respectively, in the Master Fund’s leverage ratio will magnify or decrease, respectively, the potential for loss or gain of the Master Fund’s futures positions and, in turn, the value of your Shares.

Because the Fund’s Trading Will Be Leveraged, a Relatively Small Movement in the Price of a Contract May Cause Greater Losses.

The Master Fund will take long futures positions in the high-yielding Eligible Index Currencies and will take short futures positions in the low-yielding Eligible Index Currencies with a view to tracking the changes in the Index over time. Assuming that the USD is not one of the three highest or lowest yielding currencies during any Index Re-Weighting Period, the long futures positions and short futures positions in the Index Currencies will each have a notional value approximately equal to the Master Fund’s net asset value. Accordingly, if the USD is not one of the three highest or lowest yielding currencies during any the Index Re-Weighting Period, the aggregate notional amount of the futures positions held by the Master Fund is expected to be approximately, but not in excess of, 200% of the Master Fund’s net asset value. If the USD is one of the three highest or lowest yielding currencies, the Master Fund will not establish a long or short futures position (as the case may be) in USD, as the Master Fund never can enjoy profit or suffer loss from long or short futures positions in USD because USD is the Fund’s home currency. Consequently, if USD is one of the three highest or lowest yielding currencies, the aggregate notional amount of the futures positions held by the Master Fund is expected to be approximately, but not in excess of, 166  2/3% of the Master Fund’s net asset value. Holding futures positions with a notional amount in excess of the Master Fund’s net asset value constitutes a form of leverage. The use of leverage increases the potential for both trading profits and losses, depending on the changes in market value of the Index Currencies in which the Master Fund has long futures positions relative to the Index Currencies in which the Master Fund has short futures positions.

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

A long futures position in a foreign currency requires the Master Fund to purchase at a future date the equivalent in USD of a fixed amount of a foreign currency at a fixed price in USD. The Master Fund profits if the price of the foreign currency rises relative to the USD while the contract is open and the Master Fund suffers losses if the price of the foreign currency falls relative to the USD while the contract is open. Because the price in USD of the foreign currency cannot fall below zero, the Master Fund’s exposure to loss is limited to the value in USD of the fixed amount of the foreign currency at the time of the establishment of the long futures contract.

By contrast, a short futures position in a foreign currency requires the Master Fund to deliver at a future date an amount in USD equal to the price in USD of a fixed amount of the foreign currency at that future date. The Master Fund will profit if the price of the foreign currency falls relative to the USD while the contract is open and the Master Fund will suffer loss if the price of the foreign currency rises relative to the USD while the contract is open. Because the price in USD of a fixed amount of the foreign currency could, in theory, rise to infinity, a short futures position exposes the Master Fund to theoretically unlimited liability.

The Master Fund’s losses could result in the total loss of your investment.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	10.03%
Average rolling 3 month daily volatility	8.54%
Monthly return volatility	8.92%
Average annual volatility	8.99%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1993**	8.67%
1994	4.97%
1995	13.93%
1996	7.01%
1997	7.73%
1998	8.90%
1999	5.70%
2000	6.17%
2001	5.37%
2002	7.45%
2003	6.69%
2004	7.90%
2005	5.41%
2006	7.10%
2007	10.95%
2008	21.86%
2009***	17.10%

*	Volatility, for these purposes, means the following:

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

**	As of March 12, 1993.

***	As of December 31, 2009.

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.06% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.03% per annum, based upon the yield on 3 month U.S. Treasury bills as of February 12, 2010. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Neither the Fund nor the Master Fund is registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to investors in registered and regulated investment companies.

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

Exchange Rates on the Index Currencies Could be Volatile and Could Materially and Adversely Affect the Performance of the Shares.

Foreign exchange rates are influenced by national debt levels and trade deficits, domestic and foreign inflation rates and investors’ expectations concerning inflation rates, domestic and foreign interest rates and investors’ expectations concerning interest rates, currency exchange rates, investment and trading activities of mutual funds, hedge funds and currency funds; and global or regional political, economic or financial events and situations. Additionally, foreign exchange rates on the Index Currencies may also be influenced by changing supply and demand for a particular Index Currency, monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions, currency devaluations and revaluations. Also, governments from time-to-time intervene in the currency markets, directly and by regulation, in order to influence prices directly. Additionally, expectations among market participants that a currency’s value soon will change may also affect exchange rates on the Index Currencies. These events and actions are unpredictable. The resulting volatility in the exchange rates on the underlying Index Currencies may materially and adversely affect the market value of the futures contracts on the Index Currencies, which would then negatively impact the value of your Shares.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBV.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2009	$20.59	$18.25
June 30, 2009	$21.75	$20.15
September 30, 2009	$23.01	$20.55
December 31, 2009	$24.05	$22.74

Quarter ended	High	Low
March 31, 2008	$27.69	$25.41
June 30, 2008	$27.27	$25.89
September 30, 2008	$27.37	$24.08
December 31, 2008	$24.25	$18.55

Holders

As of December 31, 2009, the Fund had 49,500 holders of record for its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the year ended December 31, 2009.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-132484) was declared effective on September 15, 2006 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. A Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 was filed on April 30, 2007 and April 21, 2008, respectively, which also contained this information. Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 were declared effective on May 15, 2007 and May 14, 2008, respectively. Post-Effective Amendment No. 3 to a Registration Statement on Form S-1 on Form S-3 was filed on February 5, 2009 (Registration No. 333-132484) and declared effective on April 30, 2009 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. The Shares began trading on the NYSE Alternext commenced on September 18, 2006 and are now traded on the NYSE Arca as of November 25, 2008.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

During the Year Ended December 31, 2009, 5.4 million Shares were created for $118.7 million and 2.0 million Shares were redeemed for $39.1 million. For the Three Months Ended December 31, 2009, 1.4 million Shares were created for $33.2 million and 0.2 million Shares were redeemed for $4.7 million. On December 31, 2009, 18.0 million Shares were outstanding for a market capitalization of $423.7 million.

During the Year Ended December 31, 2008, 4.0 million Shares were created for $106.9 million and 8.2 million Shares were redeemed for $186.3 million. For the Three Months Ended December 31, 2008, no Shares were created and 5.2 Shares were redeemed for $108.5 million. On December 31, 2008, 14.6 million Shares were outstanding for a market capitalization of $283.5 million.

During the Year Ended December 31, 2007, 17.8 million Shares were created for $494.9 million and 4.0 million Shares were redeemed for $109.2 million. For the Three Months Ended December 31, 2007, 1.8 million Shares were created for $51.2 million and 0.2 million Shares were redeemed for $5.6 million. On December 31, 2007, 18.8 million Shares were outstanding for a market capitalization of $516.6 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2009, 2008 and 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	2,000,000	$19.55
Year Ended December 31, 2008	8,200,000	$22.72
Year Ended December 31, 2007	4,000,000	$27.30

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2009, 2008, 2007 and 2006 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on September 15, 2006; therefore, no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2005.

	YEAR ENDED			PERIOD ENDED
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Interest Income	$396,394	$8,494,000	$18,867,660	$818,300
Net investment income (loss)	$(2,280,121)	$4,546,072	$15,532,618	$680,220
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$61,321,191	$(151,256,362)	$(899,918)	$2,071,847
Net Income (Loss)	$59,041,070	$(146,710,290)	$14,632,700	$2,752,067
Net Income (Loss) per Share	$4.02	$(7.61)	$2.34	$0.90
Distribution per Share	$—	$0.27	$0.80	$0.06
Net increase (decrease) in cash	$(27,919,323)	$52,778,958	$7,547,883	$6,035,881

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006
Total Assets	$423,550,442	$284,849,782	$515,158,538	$129,272,991
Shares NAV	$23.52	$19.50	$27.38	$25.84
General Shares NAV	$23.53	$19.50	$27.38	$25.85

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest income	$68,825	$100,215	$137,231	$90,123
Net investment income (loss)	$(477,242)	$(501,980)	$(557,766)	$(743,133)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$12,941,367	$14,758,275	$24,335,358	$9,286,191
Net income/(loss)	$12,464,125	$14,256,295	$23,777,592	$8,543,058
Increase/(decrease) in Net Asset Value	$(2,020,715)	$43,734,253	$59,817,100	$37,087,532
Net Income (Loss) per Share	$0.98	$0.99	$1.52	$0.53

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$3,894,498	$1,889,633	$2,255,102	$454,767
Net investment income (loss)	$2,832,378	$792,432	$1,196,332	$(275,070)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(35,487,683)	$24,278,277	$(55,205,268)	$(84,841,688)
Net income/(loss)	$(32,655,305)	$25,070,709	$(54,008,936)	$(85,116,758)
Increase/(decrease) in Net Asset Value	$(11,275,115)	$57,194,585	$(78,430,908)	$(197,655,683)
Net Income (Loss) per Share	$(1.69)	$1.27	$(2.60)	$(4.59)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is a mathematical construct that is comprised of the Index Currencies, each of which is assigned an initial weight. As the value of the underlying Index Currencies changes, the relative weights of each Index Currencies will vary. The Index will be re-balanced at a pre-determined frequency in order to restore the target weights. As the Master Fund will invest in futures contracts tied to the underlying Index Currencies (and their corresponding target base weights) with a view to tracking the changes, whether positive or negative, in the changes in the levels of the Index, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

Performance Summary

This Report covers the three months ended December 31, 2009, 2008, and 2007 (herein referred to as the “Three Months Ended December 31, 2009”, the “Three Months Ended December 31, 2008”, and the “Three Months Ended December 31, 2007”, respectively), and the years ended December 31, 2009, 2008 and 2007 (herein referred to as the “Year Ended December 31, 2009”, the “Year Ended December 31, 2008”, and the “Year Ended December 31, 2007”, respectively).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index—Total Return™ (DBCFH-TR™), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2009, 2008, and 2007 and the Years Ended December 31, 2009, 2008 and 2007” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended December 31, 2009, 2008, and 2007 and the Years Ended December 31, 2009, 2008 and 2007.

Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009, 2008 and 2007

Underlying Currency Index[1]	AGGREGATE RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
British Pounds (GBP)	—	—	(0.92)%	—	—	—
Australian Dollar (AUD)	0.88%	(3.95)%	(0.32)%	—	—	—
New Zealand Dollar (NZD)	0.31%	(3.18)%	0.68%	—	—	—
Swedish Krona (SEK)	—	—	—	—	—	0.16%
Japanese Yen (JPY)	—	—	—	1.29%	(5.44)%	(0.45)%
Swiss Franc (CHF)	—	—	—	(0.01)%	(1.28)%	(0.53)%
Norwegian Krone (NOK)	0.02%	(5.21)%	—	—	—	—

	DBCFH-TR™ - Index Returns
	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.01%	0.06%	0.88%

DBCFH-TR™	2.52%	(19.00)%	(0.50)%

Underlying Currency Index[1]	AGGREGATE RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
British Pounds (GBP)	—	0.78%	0.65%	—	—	—
Australian Dollar (AUD)	10.18%	(4.70)%	4.86%	—	—	—
New Zealand Dollar (NZD)	9.35%	(6.04)%	4.42%	—	—	—
Canadian Dollar (CAD)	—	—	—	(4.65)%	—	—
Swedish Krona (SEK)	—	—	—	—	(2.38)%	(1.91)%
Japanese Yen (JPY)	—	—	—	0.74%	(6.47)%	(1.00)%
Swiss Franc (CHF)	—	—	—	(0.86)%	(1.80)%	(1.87)%
Norwegian Krone (NOK)	7.15%	(8.19)%	—	—	—	—

	DBCFH-TR™ - Index Returns
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.18%	0.99%	4.81%

DBCFH-TR™	22.09%	(27.80)%	9.96%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with either the top three highest or bottom three lowest interest rates during the three months ended December 31, 2009, 2008 and 2007 and Years Ended December 31, 2009, 2008 and 2007, the Index (as per its rules) did not include a long or short USD futures position.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBCFH-TR™. The only difference between the Index and the DBCFH-TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBCFH-TR™ does include such a component. The difference between the Index and the DBCFH-TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBCFH-TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 8 for further information.

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

Operating Activities

Net cash flow (used for) and provided by operating activities was $(107.5) million, $136.2 million and $(363.4) million during the Years Ended December 31, 2009, 2008 and 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009, $1,309.6 million was paid to purchase United States Treasury Obligations and $1,147.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $2,007.6 million was paid to purchase United States Treasury Obligations and $2,305.5 million was received from sales and maturing contracts. During the Year Ended December 31, 2007, $1,786.3 million was paid to purchase United States Treasury Obligations and $1,419.1 million was received from sales and maturing contracts. Unrealized appreciation on futures increased by $3.6 million, increased by $6.4 million and decreased by $7.3 million during the Years Ended December 31, 2009, 2008 and 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $79.6 million during the Year Ended December 31, 2009, net cash flow used for financing activities was $83.5 million during the Year Ended December 31, 2008 and net cash flow provided by financing activities was $371.0 million during the Year Ended December 31, 2007. This included $118.7 million, $106.9 million and $494.9 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009, 2008 and 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The Fund was launched on September 15, 2006 at $25.00 per Share. The Shares traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the Index Currencies. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Currencies, which may compel the Fund to trade futures or other instruments that are not the Index Currencies as proxies for the Index Currencies. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Currencies as proxies for the Index Currencies could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBV, FBVNAV AND DBCFHX FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008 AND 2007 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH HEREIN, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 21.22% from $19.42 per Share to $23.54 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.25 per Share (-6.02%) on February 2, 2009 to a high of $24.05 per Share (+23.84%) on October 22, 2009. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a market value basis, was +21.22%.

On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 29.33% from $27.48 per Share to $19.42 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price from December 31, 2007 was as follows: Shares traded from a high of $27.69 per Share (+0.76%) on February 25, 2008 to a low of $18.55 per Share (-32.50%) on December 30, 2008. Therefore, the total return for the Fund on a market value basis, including the above noted distribution, was -28.35%.

On December 28, 2007, the Fund made a $0.80 per Share distribution to Shareholders of record as of December 19, 2007.

For the Year Ended December 31, 2007, the NYSE Alternext market value of each Share increased 5.90% from $25.95 per Share to $27.48 per Share. The Share price high and low for the Year Ended December 31, 2007 and related change from the Share price from December 31, 2006 was as follows: Shares traded from a low of $25.72 per Share (-0.89%) on March 5, 2007 to a high of $29.78 per Share (+14.76%) on July 23 and on July 25, 2007. Therefore, the total return for the Fund on a market value basis, including the above noted distribution, was 8.98%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share increased 20.62% from $19.50 per Share to $23.52 per Share. For the Year Ended December 31, 2009, gains of the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone along with gains in the short index currency position in the Japanese Yen more than offset the losses of the short index currency positions in the Canadian Dollar and Swiss Franc contributing to an overall 22.09% increase in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis, was 20.62%.

Net income for the Year Ended December 31, 2009 was $59.0 million, resulting from $0.4 million of interest income, net realized gain of $57.7 million, net unrealized gain of $3.6 million and operating expenses of $2.7 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 28.78% from $27.38 per Share to $19.50 per Share. For the Year Ended December 31, 2008, gains of the long index currency positions in the British Pound did not exceed the losses on the long positions in the Australian Dollar, New Zealand Dollar and the Norwegian Krone, and the losses of the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc contributing to an overall 27.80% decrease in the level of the DBCFH-TR™. On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was -27.79%.

Net loss for the Year Ended December 31, 2008 was $146.7 million, resulting from $8.5 million of interest income, net realized loss of $157.6 million, net unrealized gain of $6.3 million and operating expenses of $3.9 million.

For the Year Ended December 31, 2007, the net asset value of each Share increased 5.96% from $25.84 per Share to $27.38 per Share. For the Year Ended December 31, 2007, gains in the long index currency positions in the British Pound, Australian Dollar and New Zealand Dollar more than offset the losses on the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc contributing to an overall 9.96% increase in the level of the DBCFH-TR™. On December 28, 2007, the Fund made a $0.80 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was 9.06%.

Net income for the Year Ended December 31, 2007 was $14.6 million, resulting from $18.9 million of interest income, net realized gain of $6.3 million, net unrealized loss of $7.3 million and operating expenses of $3.3 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008, AND 2007

Fund Share Price Performance

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 2.30% from $23.01 per Share to $23.54 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $22.74 per Share (-1.17%) on October 2, 2009 to a high of $24.05 per Share (+4.52%) on October 22, 2009. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a market value basis, was +2.30%.

On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 19.95% from $24.26 per Share to $19.42 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $24.25 per Share (-0.04%) on October 1, 2008 to a low of $18.55 per Share (-23.54%) on December 30, 2008. Therefore, the total return for the Fund on a market value basis, including the above noted distribution, was -18.84%.

On December 28, 2007, the Fund made a $0.80 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share decreased 3.38% from $28.44 per Share to $27.48 per Share. The Share price high and low for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a high of $29.29 per Share (+2.99%) on October 31, 2007 to a low of $26.92 per Share (-5.34%) on November 26, 2007. Therefore, the total return for the Fund on a market value basis, including the above noted distribution, was -0.56%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 2.31% from $22.99 per Share to $23.52 per Share. For the Three Months Ended December 31, 2009, gains of the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone as well as the gains of the short index currency position in the Japanese Yen more than offset the losses of the short index currency position in the Swiss Franc contributing to an overall 2.52% increase in the level of the DBCFH-TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund on a net asset value basis, was +2.31%.

Net income for the Three Months Ended December 31, 2009, was $8.5 million, resulting from $0.1 million of interest income, net realized gain of $12.9 million, net unrealized loss of $3.7 million and operating expenses of $0.8 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 19.95% from $24.36 per Share to $19.50 per Share. For the Three Months Ended December 31, 2008, losses of the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone as well as the losses of the short index currency positions in the Japanese Yen and Swiss Franc contributed to an overall 19.00% decrease in the level of the DBCFH-TR™. On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was -18.84%.

Net loss for the Three Months Ended December 31, 2008, was $85.1 million, resulting from $0.5 million of interest income, net realized loss of $88.6 million, net unrealized gain of $3.7 million and operating expenses of $0.7 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share decreased 3.42% from $28.35 per Share to $27.38 per Share. For the Three Months Ended December 31, 2007, gains of the long index currency positions in the British Pound, Australian Dollar and New Zealand Dollar partially offset the losses of the short index currency positions in the Swedish Krona, Japanese Yen and Swiss Franc contributing to an overall -0.5% decrease in the level of the DBCFH-TR™. On December 28, 2007, the Fund made a $0.80 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was -0.60%.

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

Value at Risk (VaR) is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated (VaR) or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to (VaR) or by the Fund’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the effects of margin, and any other multiplier features, as applicable of the Fund’s market sensitive instruments.

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

VaR is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

Commencing December 31, 2009 the Fund is reporting VaR computed using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the underlying futures contracts in connection with the Index Currencies only. Prior to the current reporting period, the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Asset	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$423,550,442	1.03%	$10,115,419	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Asset	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$284,849,782	1.38%	$9,138,795	19

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s open positions by market category as of December 31, 2008 as reported under the VaR methodology in effect until December 31, 2008.

Currency Contract	Delivery Month	VaR* $ Value	VaR* % of Net Assets	Number of times VaR Exceeded
Australian Dollar	March 2009	3,797,198	1.33%	11
New Zealand Dollar	March 2009	3,174,665	1.12%	13
Japanese Yen	March 2009	2,121,190	0.75%	8
Swiss Franc	March 2009	2,021,165	0.71%	5
Norwegian Krone	March 2009	2,480,638	0.87%	28
Aggregate/Total:		9,260,284	3.25%	13

*	The VaR for a contract represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2009.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 44 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB G10 Currency Harvest Fund and Subsidiary:

We have audited PowerShares DB G10 Currency Harvest Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB G10 Currency Harvest Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB G10 Currency Harvest Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB G10 Currency Harvest Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB G10 Currency Harvest Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB G10 Currency Harvest Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB G10 Currency Harvest Fund and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 8, 2010

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $380,975,087 and $217,971,684, respectively)	$380,983,900	$217,992,372
Cash held by broker	38,444,399	66,363,722
Net unrealized appreciation on futures contracts	4,122,143	493,688

Deposits with broker	423,550,442	284,849,782

Total assets	$423,550,442	$284,849,782

Liabilities
Management fee payable	$266,328	$187,458
Brokerage fee payable	5,372	1,752

Total liabilities	$271,700	$189,210

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated deficit	(59)	(220)

Total General shares	941	780

Shares:
Paid in capital - 18,000,000 and 14,600,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	512,535,240	432,958,140
Accumulated deficit	(89,258,380)	(148,299,128)

Total Shares	423,276,860	284,659,012

Total shareholders’ equity	423,277,801	284,659,792

Non-controlling interest in consolidated subsidiary - related party	941	780

Total equity	423,278,742	284,660,572

Total liabilities and equity	$423,550,442	$284,849,782

Net asset value per share
General shares	$23.53	$19.50
Shares	$23.52	$19.50

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	8.51%	$35,999,964	$36,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	5.20	21,999,868	22,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	36.62	154,997,984	155,000,000
U.S. Treasury Bills, 0.01% due January 28, 2010	0.94	3,999,916	4,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	0.94	3,999,880	4,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	3.54	14,999,445	15,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	3.78	15,999,504	16,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	2.84	11,999,268	12,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	1.89	7,999,344	8,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	4.96	20,997,879	21,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	20.79	87,990,848	88,000,000

Total United States Treasury Obligations (cost $380,975,087)	90.01%	$380,983,900

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Future Contracts
154.1 million Australian Dollars vs. USD 137.3 million for settlement March 15, 2010	(0.46)%	$(1,930,220)
12,387.5 million Japanese Yen vs. USD 133.1 million for settlement March 15, 2010*	1.55	6,578,900
800.0 million Norwegian Krone vs. USD 137.9 million for settlement March 15, 2010	(0.23)	(978,380)
193.3 million New Zealand Dollars vs. USD 139.7 million for settlement March 15, 2010	0.01	34,980
143.8 million Swiss Francs vs. USD 139.1 million for settlement March 15, 2010*	0.10	416,863

Net Unrealized Appreciation on Futures Contracts	0.97%	$4,122,143

Net unrealized appreciation is comprised of unrealized gain of $7,149,783 and unrealized losses of $3,027,640.

*	Positions represent futures contracts sold.

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.65% due January 22, 2009	55.50%	$157,999,368	$158,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	1.41	3,999,332	4,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	19.67	55,993,672	56,000,000

Total United States Treasury Obligations (cost $217,971,684)	76.58%	$217,992,372

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
140.6 million Australian Dollars vs. USD 97.2 million for settlement March 16, 2009	1.83%	$5,228,161
83.9 million Japanese Yen vs. USD 0.93 million for settlement March 16, 2009*	(0.19)	(554,313)
640.0 million Norwegian Krone vs. USD 90.9 million for settlement March 16, 2009	(0.42)	(1,192,900)
170.9 million New Zealand Dollars vs. USD 98.9 million for settlement March 16, 2009	2.23	6,354,140
108.4 million Swiss Francs vs. USD 101.9 million for settlement March 16, 2009*	(3.28)	(9,341,400)

Net Unrealized Appreciation on Futures Contracts	0.17%	$493,688

See accompanying notes to consolidated financial statements.

*	Positions represents future contracts sold.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Income
Interest Income, net	$396,394	$8,494,000	$18,867,660

Expenses
Management Fee	2,486,774	3,668,359	3,088,002
Brokerage Commissions and Fees	189,741	279,569	247,040

Total Expenses	2,676,515	3,947,928	3,335,042

Net investment income (loss)	(2,280,121)	4,546,072	15,532,618

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	(954)	180,513	67,929
Futures	57,705,565	(157,803,056)	6,297,176

Net realized gain (loss)	57,704,611	(157,622,543)	6,365,105

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(11,875)	(110,650)	96,974
Futures	3,628,455	6,476,831	(7,361,997)

Net change in unrealized gain (loss)	3,616,580	6,366,181	(7,265,023)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	61,321,191	(151,256,362)	(899,918)

Net Income (Loss)	$59,041,070	$(146,710,290)	$14,632,700

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(161)	220	—

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund and Subsidiary	$59,040,909	$(146,710,070)	$14,632,700

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(220)	$780	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,659,792	$780	284,660,572

Sale of Shares					5,400,000	118,667,592		118,667,592	118,667,592		118,667,592

Redemption of Shares					(2,000,000)	(39,090,492)		(39,090,492)	(39,090,492)		(39,090,492)

Net Income

Net investment loss			(7)	(7)			(2,280,107)	(2,280,107)	(2,280,114)	(7)	(2,280,121)

Net realized gain on United States Treasury Obligations and Futures			147	147			57,704,317	57,704,317	57,704,464	147	57,704,611

Net change in unrealized gain on United States Treasury Obligations and Futures			21	21			3,616,538	3,616,538	3,616,559	21	3,616,580

Net Income			161	161			59,040,748	59,040,748	59,040,909	161	59,041,070

Balance at December 31, 2009	40	$1,000	$(59)	$941	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,277,801	$941	$423,278,742

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693	$1,000	$514,827,693

Sale of Shares					4,000,000	106,889,930		106,889,930	106,889,930		106,889,930

Redemption of Shares					(8,200,000)	(186,296,750)		(186,296,750)	(186,296,750)		(186,296,750)

Net Loss

Net investment income			10	10			4,546,061	4,546,061	4,546,071	1	4,546,072

Net realized loss on United States Treasury Obligations and Futures			(370)	(370)			(157,621,887)	(157,621,887)	(157,622,257)	(286)	(157,622,543)

Net change in unrealized gain on United States Treasury Obligations and Futures			56	56			6,366,060	6,366,060	6,366,116	65	6,366,181

Net Loss			(304)	(304)			(146,709,766)	(146,709,766)	(146,710,070)	(220)	(146,710,290)

Distributions of net investment income ($0.27 per Share)			(11)	(11)			(4,050,000)	(4,050,000)	(4,050,011)	—	(4,050,011)

Balance at December 31, 2008	40	$1,000	$(220)	$780	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,659,792	$780	$284,660,572

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2007

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2007	40	$1,000	$34	$1,034	5,000,000	$126,665,090	$2,548,031	$129,213,121	$129,214,155	$1,000	$129,215,155

Sale of Shares					17,800,000	494,889,778		494,889,778	494,889,778		494,889,778

Redemption of Shares					(4,000,000)	(109,189,908)		(109,189,908)	(109,189,908)		(109,189,908)

Net Income

Net investment income			44	44			15,532,574	15,532,574	15,532,618		15,532,618

Net realized gain on United States Treasury Obligations and Futures			27	27			6,365,078	6,365,078	6,365,105		6,365,105

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			22	22			(7,265,045)	(7,265,045)	(7,265,023)		(7,265,023)

Net Income			93	93			14,632,607	14,632,607	14,632,700	—	14,632,700

Distributions of net investment income ($0.80 per Share)			(32)	(32)			(14,720,000)	(14,720,000)	(14,720,032)	—	(14,720,032)

Balance at December 31, 2007	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693	$1,000	$514,827,693

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and For the Period Ended December 31, 2007

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$59,041,070	$(146,710,290)	$14,632,700
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,309,604,691)	(2,007,578,838)	(1,786,337,637)
Proceeds from securities sold and matured	1,146,996,730	2,305,476,768	1,419,149,404
Net accretion of discount on United States Treasury Obligations	(396,396)	(8,290,906)	(18,319,141)
Net realized (gain) loss on United States Treasury Obligations	954	(180,513)	(67,929)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(3,616,580)	(6,366,181)	7,265,023
Change in operating receivables and liabilities:
Management fee payable	78,870	(143,387)	273,009
Other assets	—	27,384	(27,384)
Brokerage fee payable	3,620	1,752	—

Net cash provided by (used for) operating activities	(107,496,423)	136,235,789	(363,431,955)

Cash flows from financing activities:
Proceeds from sale of Shares	118,667,592	106,889,930	494,889,778
Redemption of Shares	(39,090,492)	(186,296,750)	(109,189,908)
Cash distributions paid on Shares and General Shares	—	(4,050,011)	(14,720,032)

Net cash provided (used) by financing activities	79,577,100	(83,456,831)	370,979,838

Net change in cash held by broker	(27,919,323)	52,778,958	7,547,883
Cash held by broker at beginning of period	66,363,722	13,584,764	6,036,881

Cash held by broker at end of period	$38,444,399	$66,363,722	$13,584,764

See accompanying notes to consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2009

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on September 15, 2006. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006 and is now listed on the NYSE Arca , Inc. (the “NYSE Arca”) as of November 25, 2008.

This Report covers the years ended December 31, 2009, 2008 and 2007 (herein referred to as the “Year Ended December 31, 2009,” the “Year Ended December 31, 2008,” and the “Year Ended December 31, 2007,” respectively).

(2) Fund Investment Overview

The Master Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”) with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures broker as margin.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2009 and 2008, the Fund had $423,550,442 (or 100%) and $284,849,782 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $20,853,990 (or 4.92%) and $26,765,910 (or 9.40%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of December 31, 2009 and 2008, respectively. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(3) Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the trustee of the Fund and the Master Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and the Master Fund incurred Management Fees of $2,486,774, of which $266,328 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and Master Fund incurred Management Fees of $3,668,359, of which $187,458 was payable at December 31, 2008. During the Year Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $3,088,002.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $189,741 of which $5,372 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $279,569, of which $1,752 was payable at December 31, 2008. During the Year Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $247,040.

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on September 15, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

Financial Accounting Standards Board (FASB) fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 were holdings of $20,853,990 and $26,765,910, respectively, which were restricted and held against initial margin of the open futures contracts.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of December 31, 2009 and 2008, the Fund had cash held by broker of $38,444,399 and $66,363,722. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2006.

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $4,122,143 and $493,688, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2009, 2008 and 2007.

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2009, 2008 and 2007, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$380,983,900	$217,992,372
Commodity Futures Contracts (Level 1)	$4,122,143	$493,688

There were no Level 2 or Level 3 holdings as of December 31, 2009 and 2008.

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2009, 2008 and 2007

	Shares			Paid in Capital
	Year Ended			Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009	December 31, 2008	December 31, 2007
Shares Sold	5,400,000	4,000,000	17,800,000	$118,667,592	$106,889,930	$494,889,778
Shares Redeemed	(2,000,000)	(8,200,000)	(4,000,000)	(39,090,492)	(186,296,750)	(109,189,908)

Net Increase/ (Decrease)	3,400,000	(4,200,000)	13,800,000	$79,577,100	$(79,406,820)	$385,699,870

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

No distributions were paid for the Year Ended December 31, 2009.

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of December 31, 2009 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the Years Ended December 31, 2009, 2008 and 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Net Asset Value
Net asset value per Share, beginning of period	$19.50	$27.38	$25.84
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	4.17	(7.84)	1.29
Net investment income (loss)	(0.15)	0.23	1.05

Net income (loss)	4.02	(7.61)	2.34
Distributions of net investment income on Shares	—	(0.27)	(0.80)

Net increase (decrease)	4.02	(7.88)	1.54

Net asset value per Share, end of period	$23.52	$19.50	$27.38

Market value per Share, beginning of period	$19.42	$27.48	$25.95

Market value per Share, end of period	$23.54	$19.42	$27.48

Ratio to average Shares*
Net investment income (loss)	(0.69)%	0.93%	3.76%
Total expenses	0.81%	0.81%	0.81%
Total Return, at net asset value**	20.62%	(27.79)%	9.06%

Total Return, at market value**	21.22%	(28.35)%	8.98%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through March 8, 2010, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer, and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 43 of this Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 44 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	45	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	43	Principal Financial Officer
Martin Kremenstein	33	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	30	Vice President and Member of the Board of Managers

Hans Ephraimson joined Deutsche Bank AG in June 1986 and is a Managing Director in the North American Structured Sales and the DBX Group. Mr. Ephraimson has also been a Desk Head for foreign exchange in Deutsche Bank AG’s Institutional Clients Group for North America since January 1999. Mr. Ephraimson serves as a member of the Board of Managers and Chief Executive Officer of the Managing Owner. Mr. Ephraimson has been a principal and associated person of the Managing Owner since July 9, 2008 and June 25, 2009, respectively, and a member of the NFA since June 25, 2009. Mr. Ephraimson received his Bachelors of Science from Syracuse University in 1986 and an MBA from Columbia University in 1995.

Michael Gilligan joined Deutsche Bank AG in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Principal Financial Officer of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks and his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

Martin Kremenstein joined Deutsche Bank AG in August 2006, and serves as a Director in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Kremenstein serves as the Chief Operating Officer, Chief Investment Officer and Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and a member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase, a large international financial institution, from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Alex Depetris joined Deutsche Bank AG in June 2008 and serves as a Vice President in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Depetris serves as a Vice President of the Managing Owner. Mr. Depetris has been a principal and associated person of the Managing Owner since April 13, 2009 and June 17, 2009, respectively, and a member of the NFA since June 17, 2009. From December 2006 to May 2008, Mr. Depetris was an associate with the law firm of Arnold & Porter LLP in New York, and prior to that he was an associate with the law firm Sullivan & Worcester LLP in Boston, Massachusetts from September 2005 through November 2006. Mr. Depetris received his J.D. from Boston University School of Law in 2005 and his Bachelors of Science in Finance from University of Maryland, College Park in 2002.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://www.deutsche-bank.com/corporate-governance, under the heading “Codes of Ethics”. Other than several nonsubstantive changes made in May 2006, there have been no amendments or waivers to this code of ethics since its adoption. Information regarding any future amendments or waivers will be published on the aforementioned website.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value of the Master Fund. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $2,486,774 of which $2,220,446 had been paid at December 31, 2009. Management Fees of $266,328 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $189,741 of which $184,369 had been paid at December 31, 2009. Brokerage commissions of $5,372 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $3,668,359 of which $3,480,901 had been paid at December 31, 2008. Management Fees of $187,458 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $279,569 of which $277,817 had been paid at December 31, 2008. Brokerage commissions of $1,752 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2007, the Fund has incurred Management Fees of $3,088,002 of which $2,757,157 had been paid at December 31, 2007. Management Fees of $330,845 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2007, the Fund has incurred brokerage commissions of $247,040 all of which had been paid at December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2009, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Martin Kremenstein	100	Less than 0.1%

	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.1%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees	$112,849	$128,638
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$112,849	$128,638

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

(a)(1) Financial Statements

See financial statements commencing on page 42 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Form of Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.2	Form of Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant [2]

4.2.1	Amendment No. 1 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant

4.2.2	Amendment No. 2 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant

4.3	Form of Participant Agreement [1]

10.1	Form of Customer Agreement between DB Currency Index Value Master Fund and Deutsche Bank Securities Inc. [1]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

1	Previously filed as an exhibit to Form S-1 on March 16, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1 on September 8, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB G10 Currency Harvest Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: March 8, 2010		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer