Form 10-Q
period 2010-03-31
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2010-05-10
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2010: 17,000,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED March 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $359,951,766 and $380,975,087, respectively)	$359,943,525	$380,983,900
Cash held by broker	42,058,776	38,444,399
Net unrealized appreciation on futures contracts	3,300,653	4,122,143

Deposits with broker	405,302,954	423,550,442

Total assets	$405,302,954	$423,550,442

Liabilities
Payable for securities purchased	$3,998,584	$—
Management fee payable	258,301	266,328
Brokerage fee payable	2,553	5,372

Total liabilities	4,259,438	271,700

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated deficit	(56)	(59)

Total General shares	944	941

Shares:
Paid in capital - 17,000,000 and 18,000,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	489,768,868	512,535,240
Accumulated deficit	(88,727,240)	(89,258,380)

Total Shares	401,041,628	423,276,860

Total shareholders’ equity	401,042,572	423,277,801

Non-controlling interest in consolidated subsidiary - related party	944	941

Total equity	401,043,516	423,278,742

Total liabilities and equity	$405,302,954	$423,550,442

Net asset value per share
General shares	$23.60	$23.53
Shares	$23.59	$23.52

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 1, 2010	1.00%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.11% due April 8, 2010	11.22	44,999,145	45,000,000
U.S. Treasury Bills, 0.135% due April 15, 2010	5.48	21,998,658	22,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	36.40	145,987,152	146,000,000
U.S. Treasury Bills, 0.15% due April 29, 2010	1.00	3,999,532	4,000,000
U.S. Treasury Bills, 0.145% due May 6, 2010	1.00	3,999,456	4,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	2.49	9,998,310	10,000,000
U.S. Treasury Bills, 0.13% due May 20, 2010	0.50	1,999,606	2,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	1.74	6,998,292	7,000,000
U.S. Treasury Bills, 0.15% due June 10, 2010	0.75	2,999,172	3,000,000
U.S. Treasury Bills, 0.165% due June 17, 2010	5.23	20,993,490	21,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	21.94	87,972,280	88,000,000
U.S. Treasury Bills, 0.145% due July 1, 2010	1.00	3,998,432	4,000,000

Total United States Treasury Obligations (cost $359,951,766)	89.75%	$359,943,525

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Future Contracts 145.7 million Australian Dollars vs. USD 132.4 million for settlement June 14, 2010	0.15%	$590,550
11,950.0 million Japanese Yen vs. USD 128.0 million for settlement June 14, 2010*	1.03	4,136,500
772.0 million Norwegian Krone vs. USD 129.5 million for settlement June 14, 2010	(0.53)	(2,129,640)
189.6 million New Zealand Dollars vs. USD 133.7 million for settlement June 14, 2010	0.50	2,005,730
139.9 million Swiss Francs vs. USD 133.0 million for settlement June 14, 2010*	(0.33)	(1,302,487)

Net Unrealized Appreciation on Futures Contracts	0.82%	$3,300,653

Net unrealized appreciation is comprised of unrealized gain of $6,732,780 and unrealized losses of $3,432,127.

*	Positions represent futures contracts sold.

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$56,596	$68,825

Expenses
Management Fee	766,275	500,710
Brokerage Commissions and Fees	46,301	45,357

Total Expenses	812,576	546,067

Net investment loss	(755,980)	(477,242)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	72	(1,753)
Futures	2,125,598	1,212,890

Net realized gain	2,125,670	1,211,137

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(17,054)	(22,662)
Futures	(821,490)	11,752,892

Net change in unrealized gain (loss)	(838,544)	11,730,230

Net realized and net change in unrealized gain on
United States Treasury Obligations and Futures	1,287,126	12,941,367

Net Income	$531,146	$12,464,125

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(3)	(39)

Net Income Attributable to PowerShares DB G10 Currency Harvest Fund and Subsidiary	$531,143	$12,464,086

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(59)	$941	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,277,801	$941	$423,278,742

Sale of Shares					600,000	14,238,686		14,238,686	14,238,686		14,238,686

Redemption of Shares					(1,600,000)	(37,005,058)		(37,005,058)	(37,005,058)		(37,005,058)

Net Income

Net investment loss			(2)	(2)			(755,976)	(755,976)	(755,978)	(2)	(755,980)

Net realized gain on United States
Treasury Obligations and Futures			5	5			2,125,660	2,125,660	2,125,665	5	2,125,670

Net change in unrealized loss on United States Treasury Obligations and Futures			—	—			(838,544)	(838,544)	(838,544)	—	(838,544)

Net Income			3	3			531,140	531,140	531,143	3	531,146

Balance at March 31, 2010	40	$1,000	$(56)	$944	17,000,000	$489,768,868	$(88,727,240)	$401,041,628	$401,042,572	$944	$401,043,516

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(220)	$780	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,659,792	$780	$284,660,572

Sale of Shares					600,000	11,686,412		11,686,412	11,686,412		11,686,412

Redemption of Shares					(1,400,000)	(26,171,252)		(26,171,252)	(26,171,252)		(26,171,252)

Net Income

Net investment loss			(2)	(2)			(477,238)	(477,238)	(477,240)	(2)	(477,242)

Net realized gain on United States Treasury Obligations and Futures			4	4			1,211,129	1,211,129	1,211,133	4	1,211,137

Net change in unrealized gain on United States Treasury Obligations and Futures			37	37			11,730,156	11,730,156	11,730,193	37	11,730,230

Net Income			39	39			12,464,047	12,464,047	12,464,086	39	12,464,125

Balance at March 31, 2009	40	$1,000	$(181)	$819	13,800,000	$418,473,300	$(135,835,081)	$282,638,219	$282,639,038	$819	$282,639,857

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$531,146	$12,464,125
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(368,918,972)	(261,920,397)
Proceeds from securities sold and matured	389,998,961	217,997,895
Net accretion of discount on United States Treasury Obligations	(56,596)	(68,825)
Net realized (gain) loss on United States Treasury Obligations	(72)	1,753
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	838,544	(11,730,230)
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,584	—
Management fee payable	(8,027)	(15,734)
Brokerage fee payable	(2,819)	1,527

Net cash provided by (used for) operating activities	26,380,749	(43,269,886)

Cash flows from financing activities:
Proceeds from sale of Shares	14,238,686	11,686,412
Redemption of Shares	(37,005,058)	(26,171,252)

Net cash used for financing activities	(22,766,372)	(14,484,840)

Net change in cash held by broker	3,614,377	(57,754,726)
Cash held by broker at beginning of period	38,444,399	66,363,722

Cash held by broker at end of period	$42,058,776	$8,608,996

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

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

This report covers the three months ended March 31, 2010 and 2009 (hereinafter referred to as the “Three Months Ended March 31, 2010” and the “Three Months Ended March 31, 2009”, respectively).

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of March 31, 2010 and December 31, 2009, the Fund had $405,302,954 (or 100%) and $423,550,442 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $18,892,224 (or 4.66%) and $20,853,990 (or 4.92%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of March 31, 2010 and December 31, 2009, respectively. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $766,275 and $500,710, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $258,301 and $266,328, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $46,301 and $45,357, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $2,553 and $5,372, respectively.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

March 31, 2010

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

March 31, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2010 and December 31, 2009 were holdings of $18,892,224 and $20,853,990, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2010. As a result, a payable for securities purchased is reported for $3,998,584. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of March 31, 2010 and December 31, 2009, the Fund had cash held by the Commodity Broker of $42,058,776 and $38,444,399, respectively. There were no cash equivalents held by the Fund as of March 31, 2010 and December 31, 2009.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2007

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $3,300,653 and $4,122,143, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2010 and 2009.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$359,943,525	$380,983,900

Currency Futures Contracts (Level 1)	$3,300,653	$4,122,143

There were no Level 2 or Level 3 holdings as of March 31, 2010 and December 31, 2009.

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

March 31, 2010

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Shares Sold	600,000	600,000	$14,238,686	$11,686,412
Shares Redeemed	(1,600,000)	(1,400,000)	(37,005,058)	(26,171,252)

Net Increase/ (Decrease)	(1,000,000)	(800,000)	$(22,766,372)	$(14,484,840)

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of March 31, 2010, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$23.52	$19.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.11	1.01
Net investment income (loss)	(0.04)	(0.03)

Net income (loss)	0.07	0.98

Net asset value per Share, end of period	$23.59	$20.48

Market value per Share, beginning of period	$23.54	$19.42

Market value per Share, end of period	$23.59	$20.52

Ratio to average Net Assets*
Net investment income (loss)	(0.74)%	(0.71)%

Total expenses	0.80%	0.82%

Total Return, at net asset value **	0.30%	5.03%

Total Return, at market value **	0.21%	5.66%

*	Percentages are annualized.
**	Percentages are not annualized.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The following table reflects the Fund and Index weights of each Index Currency as of March 31, 2010:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)

United States Dollar	— *	— *
Euro	—	—
Japanese Yen	-32.01%	-32.02%
Canadian Dollar	—	—
Swiss Franc	-33.23%	-33.23%
British Pound	—	—
Australian Dollar	33.17%	33.18%
New Zealand Dollar	33.53%	33.53%
Norwegian Krone	32.20%	32.41%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies associated with the three lowest interest rates. As a result, the Index did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of March 31, 2010 and December 31, 2009, the Fund had $405,302,954 (or 100%) and $423,550,442 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $18,892,224 (or 4.66%) and $20,853,990 (or 4.92%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of March 31, 2010 and December 31, 2009, respectively. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to March 31, 2010, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive and negative, in the Index.

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

Performance Summary

This report covers the three months ended March 31, 2010 and 2009 (hereinafter referred to as the “Three Months Ended March 31, 2010” and the “Three Months Ended March 31, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2010 and 2009” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing the change in closing levels of the Index itself and each underlying Index Currency plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR for the Three Months Ended March 31, 2010 and 2009.

[Remainder of page left blank intentionally.]

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended March 31, 2010 and 2009

Underlying Index Currency	DBCFH-TR™
	Long Position[1]		Short Position[1]
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Canadian Dollar (CAD)	N/A	N/A	N/A	(0.42)%
Norwegian Krone (NOK)	(0.74)%	1.38%	N/A	N/A
Australian Dollar (AUD)	0.99%	(0.12)%	N/A	N/A
New Zealand Dollar (NZD)	(0.50)%	(0.49)%	N/A	N/A
Japanese Yen (JPY)	N/A	N/A	0.15%	2.84%
Swiss Franc (CHF)	N/A	N/A	0.61%	2.23%

	DBCFH-TR TM – Index Returns
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.03%	0.05%
DBCFH-TR™	0.54%	5.47%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the bottom three lowest interest rates during the three months ended March 31, 2010, the Index (as per its rules) did not include a long or short USD futures position.

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

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a non-controlling in the Master Fund. Each Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

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

Operating Activities

Net cash flow provided by and used for operating activities was $26.4 million and $43.3 million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $368.9 million was paid to purchase United States Treasury Obligations and $390.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2009, $261.9 million was paid to purchase United States Treasury Obligations and $218.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $0.8 million and increased by $11.7 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $22.8 million and $14.5 million during the Three Months Ended March 31, 2010 and 2009, respectively. This included $14.2 million and $11.7 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED March 31, 2010 AND 2009

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

MARCH 31, 2010 AND 2009

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 0.21% from $23.54 per Share to $23.59 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $22.49 per Share (-4.46%) on February 4, 2010 to a high of $24.05 per Share (+2.17%) on January 11, 2010.

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share increased 5.66% from $19.42 per Share to $20.52 per Share. The Share price low and high for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.25 per Share (-6.02%) on February 2, 2009 to a high of $20.59 per Share (+6.02%) on March 23, 2009.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 0.30% from $23.52 per Share to $23.59 per Share. For the Three Months Ended March 31, 2010, gains in the long index currency positions in the Australian Dollar and gains in the short index currency positions in the Japanese Yen and Swiss Franc were substantially offset by losses in the long index currency positions in the New Zealand Dollar and Norwegian Krone, contributing to an overall 0.54% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended March 31, 2010, was $0.5 million, resulting from $0.1 million of interest income, net realized gain of $2.0 million, net unrealized losses of $0.8 million, and operating expenses of $0.8 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB G10 Currency Harvest Fund	$405,302,954	0.82%	$7,638,410	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back. The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$423,550,442	1.03%	$10,115,419	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 8, 2010.

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

For the Three Months Ended March 31, 2010, 0.6 million Shares were created for $14.2 million and 1.6 million Shares were redeemed for $37.0 million. On March 31, 2010, 17.0 million Shares of the Fund were outstanding for a market capitalization of $401.0 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	1,600,000	$23.13
Three Months Ended March 31, 2009	1,400,000	$18.69

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	.Reserved

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB G10 Currency Harvest Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: May 10, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1