Form 10-Q/A
period 2010-03-31
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2010-06-25
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2010: 17,000,000 Shares.

EXPLANATORY NOTE:

On May 10, 2010, we filed a Quarterly Report on Form 10-Q for the period ended March 31, 2010 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On May 27, 2010, we received comments from the SEC on our Original Report. We are filing this amendment to file separate Master Fund financials and to incorporate our responses to these comments. For avoidance of doubt, the Fund financials included herein continue to be presented on a consolidated basis with the Master Fund and remain unchanged as filed in the Original Report. Disclosures in this Form 10-Q/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Financial Statements – to include the financial statements of the Master Fund;

2.	Notes to the Consolidated Financial Statements – to add explanatory language regarding the Master Fund financial statements;

3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview/Introduction – to add explanatory language regarding the Master Fund in the master feeder structure;

4.	Controls and Procedures – to add explanatory language that disclosures under Item 4 include both the Fund and the Master Fund; and

5.	Certifications – to add separate certifications for the Master Fund.

Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Quarterly Report on Form 10-Q/A to materially modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(112)	(118)

Total General units	1,888	1,882

Units:
Paid in capital - 17,000,000 and 18,000,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	489,768,868	512,535,240
Accumulated deficit	(88,727,240)	(89,258,380)

Total Units	401,041,628	423,276,860

Total unitholders’ equity	401,043,516	423,278,742

Total liabilities and equity	$405,302,954	$423,550,442

Net asset value per unit
General units	$23.60	$23.53
Limited Units	$23.59	$23.52

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of PowerShares DB G10 Currency Harvest Fund)

Unaudited Schedule of Investments

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

Unaudited Statements of Income and Expenses

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

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of PowerShares DB G10 Currency Harvest Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2010

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$(118)	$1,882	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,278,742

Sale of Units					600,000	14,238,686		14,238,686	14,238,686

Redemption of Units					(1,600,000)	(37,005,058)		(37,005,058)	(37,005,058)

Net Income

Net investment loss			(4)	(4)			(755,976)	(755,976)	(755,980)

Net realized gain on United States Treasury Obligations and Futures			10	10			2,125,660	2,125,660	2,125,670

Net change in unrealized loss on United States Treasury Obligations and Futures			—	—			(838,544)	(838,544)	(838,544)

Net Income			6	6			531,140	531,140	531,146

Balance at March 31, 2010	80	$2,000	$(112)	$1,888	17,000,000	$489,768,868	$(88,727,240)	$401,041,628	$401,043,516

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of PowerShares DB G10 Currency Harvest Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(440)	$1,560	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,660,572

Sale of Units					600,000	11,686,412		11,686,412	11,686,412

Redemption of Units					(1,400,000)	(26,171,252)		(26,171,252)	(26,171,252)

Net Income

Net investment loss			(4)	(4)			(477,238)	(477,238)	(477,242)

Net realized gain on United States Treasury Obligations and Futures			8	8			1,211,129	1,211,129	1,211,137

Net change in unrealized gain on United States Treasury Obligations and Futures			74	74			11,730,156	11,730,156	11,730,230

Net Income			78	78			12,464,047	12,464,047	12,464,125

Balance at March 31, 2009	80	$2,000	$(362)	$1,638	13,800,000	$418,473,300	$(135,835,081)	$282,638,219	$282,639,857

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of PowerShares DB G10 Currency Harvest Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$531,146	$12,464,125
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(368,918,972)	(261,920,397)
Proceeds from securities sold and matured	389,998,961	217,997,895
Net accretion of discount on United States Treasury Obligations	(56,596)	(68,825)
Net realized (gain) loss on United States Treasury Obligations	(72)	1,753
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	838,544	(11,730,230)
Change in operating receivables and liabilities:
Payable for securities purchased	3,998,584	—
Management fee payable	(8,027)	(15,734)
Brokerage fee payable	(2,819)	1,527

Net cash provided by (used for) operating activities	26,380,749	(43,269,886)

Cash flows from financing activities:
Proceeds from sale of Units	14,238,686	11,686,412
Redemption of Units	(37,005,058)	(26,171,252)

Net cash used for financing activities	(22,766,372)	(14,484,840)

Net change in cash held by broker	3,614,377	(57,754,726)
Cash held by broker at beginning of period	38,444,399	66,363,722

Cash held by broker at end of period	$42,058,776	$8,608,996

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

(1) Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB G10 Currency Harvest Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on April 12, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and 40 General Units of the Master Fund. The Fund was originally named “DB Currency Index Value Fund”. The Fund changed its name to “PowerShares DB G10 Currency Harvest Fund,” effective July 20, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (each, a “Trust Agreement” and, collectively, the “Trust Agreements”).

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Shares Sold*	600,000	600,000	$14,238,686	$11,686,412
Shares Redeemed*	(1,600,000)	(1,400,000)	(37,005,058)	(26,171,252)

Net Increase/ (Decrease)	(1,000,000)	(800,000)	$(22,766,372)	$(14,484,840)

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

For purposes of this Item 4, all references to the “Fund” shall be read to specifically include the Fund and the Master Fund.

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

Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 8, 2010, and as amended on June 18, 2010.

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

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	1,600,000	$23.13
Three Months Ended March 31, 2009	1,400,000	$18.69

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB G10 Currency Harvest Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: June 25, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

E-1