Form 10-Q
period 2010-06-30
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2010-08-04
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No   ☑

Indicate the number of outstanding Shares as of June 30, 2010: 16,800,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $366,954,259 and $380,975,087, respectively)	$366,945,670	$380,983,900
Cash held by broker	18,063,940	38,444,399
Net unrealized appreciation (depreciation) on futures contracts	(12,167,108)	4,122,143

Deposits with broker	372,842,502	423,550,442

Total assets	$372,842,502	$423,550,442

Liabilities
Payable for securities purchased	$3,998,483	$—
Management fee payable	236,810	266,328
Brokerage fee payable	5,837	5,372

Total liabilities	4,241,130	271,700

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated deficit	(122)	(59)

Total General shares	878	941

Shares:
Paid in capital—16,800,000 and 18,000,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	486,955,054	512,535,240
Accumulated deficit	(118,355,438)	(89,258,380)

Total Shares	368,599,616	423,276,860

Total shareholders’ equity	368,600,494	423,277,801

Non-controlling interest in consolidated subsidiary—related party	878	941

Total equity	368,601,372	423,278,742

Total liabilities and equity	$372,842,502	$423,550,442

Net asset value per share
General shares	$21.95	$23.53
Shares	$21.94	$23.52

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	1.09%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	13.56	49,999,300	50,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	5.97	21,999,142	22,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	42.32	155,987,987	156,000,000
U.S. Treasury Bills, 0.15% due July 29, 2010	6.51	23,996,880	24,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	1.09	3,999,368	4,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	2.71	9,998,080	10,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	0.54	1,999,550	2,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	1.90	6,998,124	7,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	0.81	2,999,097	3,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	0.81	2,999,004	3,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	21.15	77,970,906	78,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	1.09	3,998,232	4,000,000

Total United States Treasury Obligations (cost $366,954,259)	99.55%	$366,945,670

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Future Contracts 151.2 million Australian Dollars vs. USD 126.3 million for settlement September 13, 2010	(0.07)%	$(249,000)
11,600.0 million Japanese Yen vs. USD 131.3 million for settlement September 13, 2010*	(1.13)	(4,174,338)
826.0 million Norwegian Krone vs. USD 126.4 million for settlement September 13, 2010	0.05	195,320
185.7 million New Zealand Dollars vs. USD 126.8 million for settlement September 13, 2010	0.10	378,610
145.6 million Swiss Francs vs. USD 135.3 million for settlement September 13, 2010*	(2.25)	(8,317,700)

Net Unrealized Depreciation on Futures Contracts	(3.30)%	$(12,167,108)

Net unrealized depreciation is comprised of unrealized losses of $12,765,938 and unrealized gains of $598,830.

*	Positions represent futures contracts sold.

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$127,533	$100,215	$184,129	$169,040

Expenses
Management Fee	751,094	555,273	1,517,369	1,055,983
Brokerage Commissions and Fees	52,089	46,922	98,390	92,279

Total Expenses	803,183	602,195	1,615,759	1,148,262

Net investment loss	(675,650)	(501,980)	(1,431,630)	(979,222)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	215	620	287	(1,133)
Futures	(13,484,786)	29,742,580	(11,359,188)	30,955,470

Net realized gain (loss)	(13,484,571)	29,743,200	(11,358,901)	30,954,337

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(348)	4,278	(17,402)	(18,384)
Futures	(15,467,761)	(14,989,203)	(16,289,251)	(3,236,311)

Net change in unrealized loss	(15,468,109)	(14,984,925)	(16,306,653)	(3,254,695)

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations and Futures	(28,952,680)	14,758,275	(27,665,554)	27,699,642

Net Income (Loss)	$(29,628,330)	$14,256,295	$(29,097,184)	$26,720,420

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	66	(40)	63	(79)

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund and Subsidiary	$(29,628,264)	$14,256,255	$(29,097,121)	$26,720,341

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$(56)	$944	17,000,000	$489,768,868	$(88,727,240)	$401,041,628	$401,042,572	$944	$401,043,516

Sale of Shares					1,000,000	24,017,808		24,017,808	24,017,808		24,017,808

Redemption of Shares					(1,200,000)	(26,831,622)		(26,831,622)	(26,831,622)		(26,831,622)

Net Loss

Net investment loss			(2)	(2)			(675,646)	(675,646)	(675,648)	(2)	(675,650)

Net realized loss on United States Treasury Obligations and Futures			(32)	(32)			(13,484,507)	(13,484,507)	(13,484,539)	(32)	(13,484,571)

Net change in unrealized loss on United States Treasury Obligations and Futures			(32)	(32)			(15,468,045)	(15,468,045)	(15,468,077)	(32)	(15,468,109)

Net Loss			(66)	(66)			(29,628,198)	(29,628,198)	(29,628,264)	(66)	(29,628,330)

Balance at June 30, 2010	40	$1,000	$(122)	$878	16,800,000	$486,955,054	$(118,355,438)	$368,599,616	$368,600,494	$878	$368,601,372

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

Net Income

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(59)	$941	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,277,801	$941	$423,278,742

Sale of Shares					1,600,000	38,256,494		38,256,494	38,256,494		38,256,494

Redemption of Shares					(2,800,000)	(63,836,680)		(63,836,680)	(63,836,680)		(63,836,680)

Net Loss

Net investment loss			(4)	(4)			(1,431,622)	(1,431,622)	(1,431,626)	(4)	(1,431,630)

Net realized loss on United States Treasury Obligations and Futures			(27)	(27)			(11,358,847)	(11,358,847)	(11,358,874)	(27)	(11,358,901)

Net change in unrealized loss on United States Treasury Obligations and Futures			(32)	(32)			(16,306,589)	(16,306,589)	(16,306,621)	(32)	(16,306,653)

Net Loss			(63)	(63)			(29,097,058)	(29,097,058)	(29,097,121)	(63)	(29,097,184)

Balance at June 30, 2010	40	$1,000	$(122)	$878	16,800,000	$486,955,054	$(118,355,438)	$368,599,616	$368,600,494	$878	$368,601,372

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(29,097,184)	$26,720,420
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(731,791,729)	(566,805,029)
Proceeds from securities sold and matured	745,996,973	479,996,760
Net accretion of discount on United States Treasury Obligations	(184,129)	(169,040)
Net realized (gain) loss on United States Treasury Obligations	(287)	1,133
Net change in unrealized loss on United States Treasury Obligations and futures	16,306,653	3,254,695
Change in operating receivables and liabilities:
Receivable for Shares issued	—	(4,294,374)
Payable for securities purchased	3,998,483	3,998,489
Management fee payable	(29,518)	6,615
Brokerage fee payable	465	(265)

Net cash provided by (used for) operating activities	5,199,727	(57,290,596)

Cash flows from financing activities:
Proceeds from sale of Shares	38,256,494	49,428,328
Redemption of Shares	(63,836,680)	(34,435,210)

Net cash provided by (used for) financing activities	(25,580,186)	14,993,118

Net change in cash held by broker	(20,380,459)	(42,297,478)
Cash held by broker at beginning of period	38,444,399	66,363,722

Cash held by broker at end of period	$18,063,940	$24,066,244

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $366,954,259 and $380,975,087, respectively)	$366,945,670	$380,983,900
Cash held by broker	18,063,940	38,444,399
Net unrealized appreciation (depreciation) on futures contracts	(12,167,108)	4,122,143

Deposits with broker	372,842,502	423,550,442

Total assets	$372,842,502	$423,550,442

Liabilities
Payable for securities purchased	$3,998,483	$—
Management fee payable	236,810	266,328
Brokerage fee payable	5,837	5,372

Total liabilities	4,241,130	271,700

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital—80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(244)	(118)

Total General units	1,756	1,882

Limited units:
Paid in capital—16,800,000 and 18,000,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	486,955,054	512,535,240
Accumulated deficit	(118,355,438)	(89,258,380)

Total Limited units	368,599,616	423,276,860

Total unitholders’ equity	368,601,372	423,278,742

Total liabilities and equity	$372,842,502	$423,550,442

Net asset value per unit
General units	$21.95	$23.53
Limited units	$21.94	$23.52

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	1.09%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	13.56	49,999,300	50,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	5.97	21,999,142	22,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	42.32	155,987,987	156,000,000
U.S. Treasury Bills, 0.15% due July 29, 2010	6.51	23,996,880	24,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	1.09	3,999,368	4,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	2.71	9,998,080	10,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	0.54	1,999,550	2,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	1.90	6,998,124	7,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	0.81	2,999,097	3,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	0.81	2,999,004	3,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	21.15	77,970,906	78,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	1.09	3,998,232	4,000,000

Total United States Treasury Obligations (cost $366,954,259)	99.55%	$366,945,670

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Future Contracts
151.2 million Australian Dollars vs. USD 126.3 million for settlement September 13, 2010	(0.07)%	$(249,000)
11,600.0 million Japanese Yen vs. USD 131.3 million for settlement September 13, 2010*	(1.13)	(4,174,338)
826.0 million Norwegian Krone vs. USD 126.4 million for settlement September 13, 2010	0.05	195,320
185.7 million New Zealand Dollars vs. USD 126.8 million for settlement September 13, 2010	0.10	378,610
145.6 million Swiss Francs vs. USD 135.3 million for settlement September 13, 2010*	(2.25)	(8,317,700)

Net Unrealized Depreciation on Futures Contracts	(3.30)%	$(12,167,108)

Net unrealized depreciation is comprised of unrealized losses of $12,765,938 and unrealized gains of $598,830.

*	Positions represent futures contracts sold.

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

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$127,533	$100,215	$184,129	$169,040

Expenses
Management Fee	751,094	555,273	1,517,369	1,055,983
Brokerage Commissions and Fees	52,089	46,922	98,390	92,279

Total Expenses	803,183	602,195	1,615,759	1,148,262

Net investment loss	(675,650)	(501,980)	(1,431,630)	(979,222)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	215	620	287	(1,133)
Futures	(13,484,786)	29,742,580	(11,359,188)	30,955,470

Net realized gain (loss)	(13,484,571)	29,743,200	(11,358,901)	30,954,337

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(348)	4,278	(17,402)	(18,384)
Futures	(15,467,761)	(14,989,203)	(16,289,251)	(3,236,311)

Net change in unrealized loss	(15,468,109)	(14,984,925)	(16,306,653)	(3,254,695)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(28,952,680)	14,758,275	(27,665,554)	27,699,642

Net Income (Loss)	$(29,628,330)	$14,256,295	$(29,097,184)	$26,720,420

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2010	80	$2,000	$(112)	$1,888	17,000,000	$489,768,868	$(88,727,240)	$401,041,628	$401,043,516

Sale of Limited Units					1,000,000	24,017,808		24,017,808	24,017,808

Redemption of Limited Units					(1,200,000)	(26,831,622)		(26,831,622)	(26,831,622)

Net Loss

Net investment loss			(4)	(4)			(675,646)	(675,646)	(675,650)

Net realized loss on United States Treasury Obligations and Futures			(64)	(64)			(13,484,507)	(13,484,507)	(13,484,571)

Net change in unrealized loss on United States Treasury Obligations and Futures			(64)	(64)			(15,468,045)	(15,468,045)	(15,468,109)

Net Loss			(132)	(132)			(29,628,198)	(29,628,198)	(29,628,330)

Balance at June 30, 2010	80	$2,000	$(244)	$1,756	16,800,000	$486,955,054	$(118,355,438)	$368,599,616	$368,601,372

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2009	80	$2,000	$(362)	$1,638	13,800,000	$418,473,300	$(135,835,081)	$282,638,219	$282,639,857

Sale of Limited Units					1,800,000	37,741,916		37,741,916	37,741,916

Redemption of Limited Units					(400,000)	(8,263,958)		(8,263,958)	(8,263,958)

Net Income

Net investment loss			(4)	(4)			(501,976)	(501,976)	(501,980)

Net realized gain on United States Treasury Obligations and Futures			162	162			29,743,038	29,743,038	29,743,200

Net change in unrealized loss on United States Treasury Obligations and Futures			(78)	(78)			(14,984,847)	(14,984,847)	(14,984,925)

Net Income			80	80			14,256,215	14,256,215	14,256,295

Balance at June 30, 2009	80	$2,000	$(282)	$1,718	15,200,000	$447,951,258	$(121,578,866)	$326,372,392	$326,374,110

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$(118)	$1,882	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,278,742

Sale of Limited Units					1,600,000	38,256,494		38,256,494	38,256,494

Redemption of Limited Units					(2,800,000)	(63,836,680)		(63,836,680)	(63,836,680)

Net Loss

Net investment loss			(8)	(8)			(1,431,622)	(1,431,622)	(1,431,630)

Net realized loss on United States Treasury Obligations and Futures			(54)	(54)			(11,358,847)	(11,358,847)	(11,358,901)

Net change in unrealized loss on United States Treasury Obligations and Futures			(64)	(64)			(16,306,589)	(16,306,589)	(16,306,653)

Net Loss			(126)	(126)			(29,097,058)	(29,097,058)	(29,097,184)

Balance at June 30, 2010	80	$2,000	$(244)	$1,756	16,800,000	$486,955,054	$(118,355,438)	$368,599,616	$368,601,372

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(440)	$1,560	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,660,572

Sale of Limited Units					2,400,000	49,428,328		49,428,328	49,428,328

Redemption of Limited Units					(1,800,000)	(34,435,210)		(34,435,210)	(34,435,210)

Net Income

Net investment loss			(8)	(8)			(979,214)	(979,214)	(979,222)

Net realized gain on United States Treasury Obligations and Futures			170	170			30,954,167	30,954,167	30,954,337

Net change in unrealized loss on United States Treasury Obligations and Futures			(4)	(4)			(3,254,691)	(3,254,691)	(3,254,695)

Net Income			158	158			26,720,262	26,720,262	26,720,420

Balance at June 30, 2009	80	$2,000	$(282)	$1,718	15,200,000	$447,951,258	$(121,578,866)	$326,372,392	$326,374,110

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(29,097,184)	$26,720,420
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(731,791,729)	(566,805,029)
Proceeds from securities sold and matured	745,996,973	479,996,760
Net accretion of discount on United States Treasury Obligations	(184,129)	(169,040)
Net realized (gain) loss on United States Treasury Obligations	(287)	1,133
Net change in unrealized loss on United States Treasury Obligations and futures	16,306,653	3,254,695
Change in operating receivables and liabilities:
Receivable for Limited Units issued	—	(4,294,374)
Payable for securities purchased	3,998,483	3,998,489
Management fee payable	(29,518)	6,615
Brokerage fee payable	465	(265)

Net cash provided by (used for) operating activities	5,199,727	(57,290,596)

Cash flow from financing activities:
Proceeds from sale of Limited Units	38,256,494	49,428,328
Redemption of Limited Units	(63,836,680)	(34,435,210)

Net cash provided by (used for) financing activities	(25,580,186)	14,993,118

Net change in cash held by broker	(20,380,459)	(42,297,478)
Cash held by broker at beginning of period	38,444,399	66,363,722

Cash held by broker at end of period	$18,063,940	$24,066,244

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010

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

This report covers the three months ended June 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended June 30, 2010” and the “Three Months Ended June 30, 2009”, respectively) and the six months ended June 30, 2010 and 2009 (hereinafter referred to as the “Six Months Ended June 30, 2010” and the “Six Months Ended June 30, 2009”, respectively).

Financial statements of the Master Fund are presented separately. The Master Fund is wholly-owned by the Fund and the Managing Owner. Unless otherwise indicated, the notes to the consolidated financial statements apply to both the Fund and the Master Fund.

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2010 and December 31, 2009, the Fund had $372,842,502 (or 100%) and $423,550,442 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $19,526,238 (or 5.24%) and $20,853,990 (or 4.92%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of June 30, 2010 and December 31, 2009, respectively. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $751,094 and $555,273, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $1,517,369 and $1,055,983, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $236,810 and $266,328, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $52,089 and $46,922, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $98,390 and $92,279, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $5,837 and $5,372, respectively.

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

June 30, 2010

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

June 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 were holdings of $19,526,238 and $20,853,990, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional amount of amount United States Treasury Obligations which was unpaid as of June 30, 2010. As a result, a payable for securities purchased is reported for $3,998,483. There was no amount payable for securities purchased as of December 31, 2009.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of June 30, 2010, the Fund had cash held by the Commodity Broker of $18,063,940 of which $12,167,108 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $38,444,399. There were no cash equivalents held by the Fund as of June 30, 2010 and December 31, 2009.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2007

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $12,167,108 and a net unrealized appreciation position of $4,122,143, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009.

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

June 30, 2010

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$366,945,670	$380,983,900
Currency Futures Contracts (Level 1)	$(12,167,108)	$4,122,143

There were no Level 2 or Level 3 holdings as of June 30, 2010 and December 31, 2009.

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

June 30, 2010

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2010 and 2009

and the Six Months Ended June 30, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 20010	June 30, 2009
Shares Sold*	1,000,000	1,800,000	24,017,808	$37,741,916	1,600,000	2,400,000	38,256,494	$49,428,328
Shares Redeemed*	(1,200,000)	(400,000)	(26,831,622)	(8,263,958)	(2,800,000)	(1,800,000)	(63,836,680)	(34,435,210)

Net Increase/ (Decrease)	(200,000)	1,400,000	(2,813,814)	$29,477,958	(1,200,000)	600,000	25,580,186	$14,993,118

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of June 30, 2010, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2010 and 2009 and for the Six Months Ended June 30, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to- one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$23.59	$20.48	$23.52	$19.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.61)	1.03	(1.50)	2.04
Net investment income (loss)	(0.04)	(0.04)	(0.08)	(0.07)

Net income (loss)	(1.65)	0.99	(1.58)	1.97
Net asset value per Share, end of period	$21.94	$21.47	$21.94	$21.47

Market value per Share, beginning of period	$23.59	$20.52	$23.54	$19.42

Market value per Share, end of period	$21.79	$21.51	$21.79	$21.51

Ratio to average Net Assets*
Net investment income (loss)	(0.68)%	(0.68)%	(0.71)%	(0.69)%

Total expenses	0.80%	0.81%	0.80%	0.81%

Total Return, at net asset value **	(6.99)%	4.83%	(6.72)%	10.10%

Total Return, at market value **	(7.63)%	4.82%	(7.43)%	10.76%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ (the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is designed to reflect the return from investing on a 2:1 leveraged basis in long currency futures positions for certain currencies associated with relatively high yielding interest rates and in short currency futures positions for certain currencies associated with relatively low yielding interest rates.

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

The following table reflects the Fund and Index weights of each Index Currency as of June 30, 2010:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	— *	— *
Euro	—	—
Japanese Yen	(35.68%)	(35.70%)
Canadian Dollar	—	—
Swiss Franc	(36.80%)	(36.82%)
British Pound	—	—
Australian Dollar	34.42%	34.41%
New Zealand Dollar	34.53%	34.58%
Norwegian Krone	34.53%	34.58%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies associated with the three lowest interest rates. As a result, the Index did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2010 and December 31, 2009, the Fund had $372,842,502 (or 100%) and $423,550,442 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $19,526,238 (or 5.24%) and $20,853,990 (or 4.92%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of June 30, 2010 and December 31, 2009, respectively. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

A 3-month U.S. Treasury bill return is then calculated and included to calculate the total return index. Please refer to Exhibit B of the Amended and Restated Declaration of Trust of the Master Fund for the mathematical formula of the Index.

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to June 30, 2010, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive and negative, in the Index.

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

Performance Summary

This report covers the three months ended June 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended June 30, 2010” and the “Three Months Ended June 30, 2009”, respectively) and the six months ended June 30, 2010 and 2009 (hereinafter referred to as the “Six Months Ended June 30, 2010” and the “Six Months Ended June 30, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing the change in closing levels of the Index itself and each underlying Index Currency plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR for the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended June 30, 2010 and 2009

and the Six Months Ended June 30, 2010 and 2009

Underlying Index Currency	DBCFH-TR™
	Long Position[1]				Short Position[1]
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Canadian Dollar (CAD)							(4.38)%	(4.59)%
Norwegian Krone (NOK)	(2.58)%	(3.42)%	1.56%	2.87%
Australian Dollar (AUD)	(2.32)%	(1.38)%	5.69%	5.53%
New Zealand Dollar (NZD)	(0.85)%	(1.35)%	4.78%	4.33%
Japanese Yen (JPY)					(1.76)%	(1.60)%	(0.91)%	1.97%
Swiss Franc (CHF)					0.66%	1.38%	(1.58)%	0.73%

	DBCFH-TR™ - Index Returns
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.03%	0.06%	0.04%	0.10%
DBCFH-TR™	(6.81)%	(6.31)%	5.20%	10.96%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the bottom three lowest interest rates during the three months ended June 30, 2010, the Index (as per its rules) did not include a long or short USD futures position.

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

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $5.2 million and $(57.3) million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $731.8 million was paid to purchase United States Treasury Obligations and $746.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $566.8 million was paid to purchase United States Treasury Obligations and $480.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $16.3 million and by $3.3 million during the Six Months Ended June 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(25.6) million and $15.0 million during the Six Months Ended June 30, 2010 and 2009, respectively. This included $38.3 million and $49.4 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2009, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 7.63% from $23.59 per Share to $21.79 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a high of $24.32 per Share (+3.09%) on May 3, 2010 to a low of $21.79 per Share (-7.63%) on June 30, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 7.63% from $23.59 per Share to $21.79 per Share. For the Three Months Ended June 30, 2010, losses in the long index currency positions in the Australian Dollar, Norwegian Krone and New Zealand Dollar along with losses in the short currency position in the Japanese Yen more than offset the gains in the short index currency position in the Swiss Franc contributing to an overall 6.81% decrease in the level of the DBCFH-TR™.

Net loss for the Three Months Ended June 30, 2010, was $29.6 million, resulting from $0.1 million of interest income, net realized losses of $13.5 million, net unrealized losses of $15.4 million, and operating expenses of $0.8 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 7.43% from $23.54 per Share to $21.79 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $24.32 per Share (+3.31%) on May 3, 2010 to a low of $21.79 per Share (-7.43%) on June 30, 2010.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 6.72% from $23.52 per Share to $21.94 per Share. For the Six Months Ended June 30, 2010, gains in the short index currency position in the Swiss Franc were more than offset by losses in the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone, as well as the losses in short index currency position in the Japanese Yen contributing to an overall 6.31% decrease in the level of the DBCFH-TR™.

Net loss for the Six Months Ended June 30, 2010, was $29.1 million, resulting from $0.1 million of interest income, net realized losses of $11.3 million, net unrealized losses of $16.3 million, and operating expenses of $1.6 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$372,842,502	0.84%	$7,246,401	6

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$423,550,442	1.03%	$10,115,419	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 8, 2010, and as amended June 18, 2010.

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

For the Three Months Ended June 30, 2010, 1.0 million Shares were created for $24.0 million and 1.2 million Shares were redeemed for $26.8 million. On June 30, 2010, 16.8 million Shares of the Fund were outstanding for a market capitalization of $366.1 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	1,200,000	$22.36
Three Months Ended June 30, 2009	400,000	$20.66

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

By: DB Commodity Services LLC, its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB G10 Currency Harvest Master Fund

By: DB Commodity Services LLC, its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: August 4, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

E-1