Form 10-Q
period 2010-09-30
PowerShares DB G10 Currency Harvest Fund; DB G10 Currency Harvest Master Fund
filed 2010-11-08
CIK 1354730, 1354731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of September 30, 2010: 15,800,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $343,948,164 and $380,975,087 respectively)	$343,954,254	$380,983,900
Cash held by broker	14,441,982	38,444,399
Net unrealized appreciation on futures contracts	8,751,118	4,122,143

Deposits with broker	367,147,354	423,550,442

Total assets	$367,147,354	$423,550,442

Liabilities
Management fee payable	$222,971	$266,328
Brokerage fee payable	10,020	5,372

Total liabilities	232,991	271,700

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated deficit	(71)	(59)

Total General shares	929	941

Shares:
Paid in capital—15,800,000 and 18,000,000 redeemable Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	464,672,248	512,535,240
Accumulated deficit	(97,759,743)	(89,258,380)

Total Shares	366,912,505	423,276,860

Total shareholders’ equity	366,913,434	423,277,801

Non-controlling interest in consolidated subsidiary—related party	929	941

Total equity	366,914,363	423,278,742

Total liabilities and equity	$367,147,354	$423,550,442

Net asset value per share
General shares	$23.23	$23.53
Shares	$23.22	$23.52

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	12.54%	$45,999,126	$46,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	5.99	21,999,142	22,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	42.51	155,988,768	156,000,000
U.S. Treasury Bills, 0.08% due October 28, 2010	2.18	7,999,192	8,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	4.09	14,997,810	15,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	0.54	1,999,662	2,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	1.91	6,998,369	7,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	0.82	2,999,223	3,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	0.82	2,999,178	3,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	21.25	77,975,352	78,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	1.09	3,998,432	4,000,000

Total United States Treasury Obligations (cost $343,948,164)	93.74%	$343,954,254

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Future Contracts
130.7 million Australian Dollars vs. USD 125.1 million for settlement December 13, 2010	1.57%	$5,750,260
10,062.5 million Japanese Yen vs. USD 120.6 million for settlement December 13, 2010*	(0.23)	(845,868)
744.0 million Norwegian Krone vs. USD 126.4 million for settlement December 13, 2010	1.78	6,537,360
165.6 million New Zealand Dollars vs. USD 120.9 million for settlement December 13, 2010	0.44	1,596,160
121.9 million Swiss Francs vs. USD 124.9 million for settlement December 13, 2010*	(1.17)	(4,286,794)

Net Unrealized Appreciation on Futures Contracts	2.39%	$8,751,118

Net unrealized appreciation is comprised of unrealized gains of $13,883,780 and unrealized losses of $5,132,662.

*	Positions represent futures contracts sold.

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$125,577	$137,231	$309,706	$306,271

Expenses
Management Fee	685,155	649,070	2,202,524	1,705,053
Brokerage Commissions and Fees	47,812	45,927	146,202	138,206

Total Expenses	732,967	694,997	2,348,726	1,843,259

Net investment loss	(607,390)	(557,766)	(2,039,020)	(1,536,988)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	184	—	471	(1,133)
Futures	270,098	13,763,385	(11,089,090)	44,718,855

Net realized gain (loss)	270,282	13,763,385	(11,088,619)	44,717,722

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	14,679	17,670	(2,723)	(714)
Futures	20,918,226	10,554,303	4,628,975	7,317,992

Net change in unrealized gain	20,932,905	10,571,973	4,626,252	7,317,278

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	21,203,187	24,335,358	(6,462,367)	52,035,000

Net Income (Loss)	$20,595,797	$23,777,592	$(8,501,387)	$50,498,012

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(51)	(61)	12	(140)

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund and Subsidiary	$20,595,746	$23,777,531	$(8,501,375)	$50,497,872

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(122)	$878	16,800,000	$486,955,054	$(118,355,438)	$368,599,616	$368,600,494	$878	$368,601,372

Sale of Shares					200,000	4,518,528		4,518,528	4,518,528		4,518,528

Redemption of Shares					(1,200,000)	(26,801,334)		(26,801,334)	(26,801,334)		(26,801,334)

Net Income

Net investment loss			(2)	(2)			(607,386)	(607,386)	(607,388)	(2)	(607,390)

Net realized gain on United States Treasury Obligations and Futures			1	1			270,280	270,280	270,281	1	270,282

Net change in unrealized gain on United States Treasury Obligations and Futures			52	52			20,932,801	20,932,801	20,932,853	52	20,932,905

Net Income			51	51			20,595,695	20,595,695	20,595,746	51	20,595,797

Balance at September 30, 2010	40	$1,000	$(71)	$929	15,800,000	$464,672,248	$(97,759,743)	$366,912,505	$366,913,434	$929	$366,914,363

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(59)	$941	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,277,801	$941	$423,278,742

Sale of Shares					1,800,000	42,775,022		42,775,022	42,775,022		42,775,022

Redemption of Shares					(4,000,000)	(90,638,014)		(90,638,014)	(90,638,014)		(90,638,014)

Net Loss

Net investment loss			(6)	(6)			(2,039,008)	(2,039,008)	(2,039,014)	(6)	(2,039,020)

Net realized loss on United States Treasury Obligations and Futures			(26)	(26)			(11,088,567)	(11,088,567)	(11,088,593)	(26)	(11,088,619)

Net change in unrealized gain on United States Treasury Obligations and Futures			20	20			4,626,212	4,626,212	4,626,232	20	4,626,252

Net Loss			(12)	(12)			(8,501,363)	(8,501,363)	(8,501,375)	(12)	(8,501,387)

Balance at September 30, 2010	40	$1,000	$(71)	$929	15,800,000	$464,672,248	$(97,759,743)	$366,912,505	$366,913,434	$929	$366,914,363

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

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(8,501,387)	$50,498,012
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,079,658,076)	(924,666,943)
Proceeds from securities sold and matured	1,116,995,176	784,996,760
Net accretion of discount on United States Treasury Obligations	(309,706)	(306,271)
Net realized (gain) loss on United States Treasury Obligations	(471)	1,133
Net change in unrealized gain on United States Treasury Obligations and futures	(4,626,252)	(7,317,278)
Change in operating receivables and liabilities:
Management fee payable	(43,357)	36,758
Brokerage fee payable	4,648	1,581

Net cash provided by (used for) operating activities	23,860,575	(96,756,248)

Cash flows from financing activities:
Proceeds from sale of Shares	42,775,022	85,467,836
Redemption of Shares	(90,638,014)	(34,435,210)

Net cash provided by (used for) financing activities	(47,862,992)	51,032,626

Net change in cash held by broker	(24,002,417)	(45,723,622)
Cash held by broker at beginning of period	38,444,399	66,363,722

Cash held by broker at end of period	$14,441,982	$20,640,100

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $343,948,164 and $380,975,087 respectively)	$343,954,254	$380,983,900
Cash held by broker	14,441,982	38,444,399
Net unrealized appreciation on futures contracts	8,751,118	4,122,143

Deposits with broker	367,147,354	423,550,442

Total assets	$367,147,354	$423,550,442

Liabilities
Management fee payable	$222,971	$266,328
Brokerage fee payable	10,020	5,372

Total liabilities	232,991	271,700

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(142)	(118)

Total General units	1,858	1,882

Limited units:
Paid in capital -15,800,000 and 18,000,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	464,672,248	512,535,240
Accumulated deficit	(97,759,743)	(89,258,380)

Total Limited units	366,912,505	423,276,860

Total unit holders’ equity	366,914,363	423,278,742

Total liabilities and equity	$367,147,354	$423,550,442

Net asset value per unit
General units	$23.23	$23.53
Limited units	$23.22	$23.52

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	12.54%	$45,999,126	$46,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	5.99	21,999,142	22,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	42.51	155,988,768	156,000,000
U.S. Treasury Bills, 0.08% due October 28, 2010	2.18	7,999,192	8,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	4.09	14,997,810	15,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	0.54	1,999,662	2,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	1.91	6,998,369	7,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	0.82	2,999,223	3,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	0.82	2,999,178	3,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	21.25	77,975,352	78,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	1.09	3,998,432	4,000,000

Total United States Treasury Obligations (cost $343,948,164)	93.74%	$343,954,254

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Future Contracts
130.7 million Australian Dollars vs. USD 125.1 million for settlement December 13, 2010	1.57%	$5,750,260
10,062.5 million Japanese Yen vs. USD 120.6 million for settlement December 13, 2010*	(0.23)	(845,868)
744.0 million Norwegian Krone vs. USD 126.4 million for settlement December 13, 2010	1.78	6,537,360
165.6 million New Zealand Dollars vs. USD 120.9 million for settlement December 13, 2010	0.44	1,596,160
121.9 million Swiss Francs vs. USD 124.9 million for settlement December 13, 2010*	(1.17)	(4,286,794)

Net Unrealized Appreciation on Futures Contracts	2.39%	$8,751,118

Net unrealized appreciation is comprised of unrealized gains of $13,883,780 and unrealized losses of $5,132,662.

*	Positions represent futures contracts sold.

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

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$125,577	$137,231	$309,706	$306,271

Expenses
Management Fee	685,155	649,070	2,202,524	1,705,053
Brokerage Commissions and Fees	47,812	45,927	146,202	138,206

Total Expenses	732,967	694,997	2,348,726	1,843,259

Net investment loss	(607,390)	(557,766)	(2,039,020)	(1,536,988)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	184	—	471	(1,133)
Futures	270,098	13,763,385	(11,089,090)	44,718,855

Net realized gain (loss)	270,282	13,763,385	(11,088,619)	44,717,722

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	14,679	17,670	(2,723)	(714)
Futures	20,918,226	10,554,303	4,628,975	7,317,992

Net change in unrealized gain	20,932,905	10,571,973	4,626,252	7,317,278

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	21,203,187	24,335,358	(6,462,367)	52,035,000

Net Income (Loss)	$20,595,797	$23,777,592	$(8,501,387)	$50,498,012

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2010	80	$2,000	$(244)	$1,756	16,800,000	$486,955,054	$(118,355,438)	$368,599,616	$368,601,372

Sale of Limited Units					200,000	4,518,528		4,518,528	4,518,528

Redemption of Limited Units					(1,200,000)	(26,801,334)		(26,801,334)	(26,801,334)

Net Income

Net investment loss			(4)	(4)			(607,386)	(607,386)	(607,390)

Net realized gain on United States Treasury Obligations and Futures			2	2			270,280	270,280	270,282

Net change in unrealized gain on United States Treasury Obligations and Futures			104	104			20,932,801	20,932,801	20,932,905

Net Income			102	102			20,595,695	20,595,695	20,595,797

Balance at September 30, 2010	80	$2,000	$(142)	$1,858	15,800,000	$464,672,248	$(97,759,743)	$366,912,505	$366,914,363

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2009	80	$2,000	$(282)	$1,718	15,200,000	$447,951,258	$(121,578,866)	$326,372,392	$326,374,110

Sale of Limited Units					1,600,000	36,039,508		36,039,508	36,039,508

Net Income

Net investment loss			(4)	(4)			(557,762)	(557,762)	(557,766)

Net realized gain on United States Treasury Obligations and Futures			68	68			13,763,317	13,763,317	13,763,385

Net change in unrealized gain on United States Treasury Obligations and Futures			58	58			10,571,915	10,571,915	10,571,973

Net Income			122	122			23,777,470	23,777,470	23,777,592

Balance at September 30, 2009	80	$2,000	$(160)	$1,840	16,800,000	$483,990,766	$(97,801,396)	$386,189,370	$386,191,210

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2010	80	$2,000	$(118)	$1,882	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,278,742

Sale of Limited Units					1,800,000	42,775,022		42,775,022	42,775,022

Redemption of Limited Units					(4,000,000)	(90,638,014)		(90,638,014)	(90,638,014)

Net Loss

Net investment loss			(12)	(12)			(2,039,008)	(2,039,008)	(2,039,020)

Net realized loss on United States Treasury Obligations and Futures			(52)	(52)			(11,088,567)	(11,088,567)	(11,088,619)

Net change in unrealized gain on United States Treasury Obligations and Futures			40	40			4,626,212	4,626,212	4,626,252

Net Loss			(24)	(24)			(8,501,363)	(8,501,363)	(8,501,387)

Balance at September 30, 2010	80	$2,000	$(142)	$1,858	15,800,000	$464,672,248	$(97,759,743)	$366,912,505	$366,914,363

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2009	80	$2,000	$(440)	$1,560	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,660,572

Sale of Limited Units					4,000,000	85,467,836		85,467,836	85,467,836

Redemption of Limited Units					(1,800,000)	(34,435,210)		(34,435,210)	(34,435,210)

Net Income

Net investment loss			(12)	(12)			(1,536,976)	(1,536,976)	(1,536,988)

Net realized gain on United States Treasury Obligations and Futures			238	238			44,717,484	44,717,484	44,717,722

Net change in unrealized gain on United States Treasury Obligations and Futures			54	54			7,317,224	7,317,224	7,317,278

Net Income			280	280			50,497,732	50,497,732	50,498,012

Balance at September 30, 2009	80	$2,000	$(160)	$1,840	16,800,000	$483,990,766	$(97,801,396)	$386,189,370	$386,191,210

See accompanying notes to unaudited consolidated financial statements.

DB G10 Currency Harvest Master Fund

(A majority owned subsidiary of Powershares DB G10 Currency Harvest Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(8,501,387)	$50,498,012
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,079,658,076)	(924,666,943)
Proceeds from securities sold and matured	1,116,995,176	784,996,760
Net accretion of discount on United States Treasury Obligations	(309,706)	(306,271)
Net realized (gain) loss on United States Treasury Obligations	(471)	1,133
Net change in unrealized gain on United States Treasury Obligations and futures	(4,626,252)	(7,317,278)
Change in operating receivables and liabilities:
Management fee payable	(43,357)	36,758
Brokerage fee payable	4,648	1,581

Net cash provide by (used for) operating activities	23,860,575	(96,756,248)

Cash flow from financing activities:
Proceeds from sale of Limited Units	42,775,022	85,467,836
Redemption of Limited Units	(90,638,014)	(34,435,210)

Net cash provided by (used for) financing activities	(47,862,992)	51,032,626

Net change in cash held by broker	(24,002,417)	(45,723,622)
Cash held by broker at beginning of period	38,444,399	66,363,722

Cash held by broker at end of period	$14,441,982	$20,640,100

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB G10 Currency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010

(1) Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB G10 Currency Harvest Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on April 12, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of the Fund and 40 General Units of the Master Fund. The fiscal year end of the Fund is December 31st . The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (each, a “Trust Agreement” and, collectively, the “Trust Agreements”).

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

This report covers the three months ended September 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended September 30, 2010” and the “Three Months Ended September 30, 2009”, respectively) and the Nine Months Ended September 30, 2010 and 2009 (hereinafter referred to as the “Nine Months Ended September 30, 2010” and the “Nine Months Ended September 30, 2009”, respectively).

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

The Master Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™, (the “Index”), with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s currency futures broker as margin.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of September 30, 2010 and December 31, 2009, the Fund had $367,147,354 (or 100%) and $423,550,442 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $17,357,490 (or 4.73%) and $20,853,990 (or 4.92%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of September 30, 2010 and December 31, 2009, respectively. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB G10 Currrency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $685,155 and $649,070, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $2,202,524 and $1,705,053, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $222,971 and $266,328, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $47,812 and $45,927, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $146,202 and $138,206, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $10,020 and $5,372, respectively.

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

PowerShares DB G10 Currrency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

PowerShares DB G10 Currrency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 were holdings of $17,357,490 and $20,853,990, respectively, which were restricted and held against initial margin of the open futures contracts. There was no amount payable for securities purchased as of September 30, 2010 or December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of September 30, 2010 and December 31, 2009, the Fund had cash held by the Commodity Broker of $14,441,982 and $38,444,399, respectively. There were no cash equivalents held by the Fund as of September 30, 2010 and December 31, 2009.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2007

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $8,751,118 and $4,122,143, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009.

PowerShares DB G10 Currrency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$343,954,254	$380,983,900
Currency Futures Contracts (Level 1)	$8,751,118	$4,122,143

There were no Level 2 or Level 3 holdings as of September 30, 2010 and December 31, 2009.

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

PowerShares DB G10 Currrency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2010 and 2009

and the Nine Months Ended September 30, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	200,000	1,600,000	$4,518,528	$36,039,508	1,800,000	4,000,000	$42,775,022	$85,467,836
Shares Redeemed*	(1,200,000)	—	(26,801,334)	—	(4,000,000)	(1,800,000)	(90,638,014)	(34,435,210)

Net Increase/ (Decrease)	(1,000,000)	1,600,000	$(22,282,806)	$36,039,508	(2,200,000)	2,200,000	$(47,862,992)	$51,032,626

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

(8) Profit and Loss Allocations and Distributions

The Master Fund is wholly-owned by the Fund and the Managing Owner. Each Share issued by the Fund correlates with a Master Fund Unit issued by the Master Fund and held by the Fund.

PowerShares DB G10 Currrency Harvest Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of September 30, 2010, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2010 and 2009 and for the Nine Months Ended September 30, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$21.94	$21.47	$23.52	$19.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.32	1.56	(0.18)	3.60
Net investment income (loss)	(0.04)	(0.04)	(0.12)	(0.11)

Net income (loss)	1.28	1.52	(0.30)	3.49
Net asset value per Share, end of period	$23.22	$22.99	$23.22	$22.99

Market value per Share, beginning of period	$21.79	$21.51	$23.54	$19.42

Market value per Share, end of period	$23.24	$23.01	$23.24	$23.01

Ratio to average Net Assets*
Net investment income (loss)	(0.66)%	(0.64)%	(0.69)%	(0.67)%

Total expenses	0.80%	0.80%	0.80%	0.81%

Total Return, at net asset value **	5.83%	7.08%	(1.28)%	17.90%

Total Return, at market value **	6.65%	6.97%	(1.27)%	18.49%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The following table reflects the Fund and Index weights of each Index Currency as of September 30, 2010:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	— *	— *
Euro	—	—
Japanese Yen	(32.93%)	(32.92%)
Canadian Dollar	—	—
Swiss Franc	(33.88%)	(33.88%)
British Pound	—	—
Australian Dollar	34.16%	34.15%
New Zealand Dollar	33.01%	33.00%
Norwegian Krone	34.40%	34.38%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies associated with the three lowest interest rates. As a result, the Fund did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Fund re-balances.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of September 30, 2010 and December 31, 2009, the Fund had $367,147,354 (or 100%) and $423,550,442 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $17,357,490 (or 4.73%) and $20,853,990 (or 4.92%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of September 30, 2010 and December 31, 2009, respectively. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to September 30, 2010, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive and negative, in the Index.

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

Performance Summary

This report covers the three months ended September 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended September 30, 2010” and the “Three Months Ended September 30, 2009”, respectively) and the Nine Months Ended September 30, 2010 and 2009 (hereinafter referred to as the “Nine Months Ended September 30, 2010” and the “Nine Months Ended September 30, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index – Total Return™ (“DBCFH-TR”), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009” below provides an overview of the changes in the closing levels of DBCFH-TR™ by disclosing the change in closing levels of the Index itself and each underlying Index Currency plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR for the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended September 30, 2010 and 2009

and the Nine Months Ended September 30, 2010 and 2009

Underlying Index Currency	DBCFH-TR™
	Long Position[1]				Short Position[1]
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Canadian Dollar (CAD)								(4.66)%
Norwegian Krone (NOK)	3.63%	0.09%	3.90%	7.15%
Australian Dollar (AUD)	5.24%	3.72%	3.39%	9.30%
New Zealand Dollar (NZD)	2.62%	1.14%	4.36%	9.13%
Japanese Yen (JPY)					(2.10)%	(3.72)%	(2.76)%	(0.99)%
Swiss Franc (CHF)					(3.36)%	(1.95)%	(1.60)%	(1.00)%

	DBCFH-TR™ - Index Returns
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.04%	0.10%	0.04%	0.16%
DBCFH-TR™	6.07%	(0.62)%	7.33%	19.09%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the bottom three lowest interest rates during the three months ended September 30, 2010, the Index (as per its rules) did not include a long or short USD futures position.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $23.9 million and $(96.8) million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $1,079.7 million was paid to purchase United States Treasury Obligations and $1,117.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $ 924.7 million was paid to purchase United States Treasury Obligations and $ 785.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $4.6 million and by $7.3 million during the Nine Months Ended September 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(47.9) million and $51.0 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $42.8 million and $85.5 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Fund was launched on September 15, 2006 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™ (the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBV”), (ii) the Fund’s NAV (as reflected by the graph “FBVNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBCFHX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBV, FBVNV AND DBCFHX FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 6.65% from $21.79 per Share to $23.24 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $21.77 per Share (-0.09%) on July 1, 2010, to a high of $23.79 per Share (+9.18%) on September 3, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 5.83% from $21.94 per Share to $23.22 per Share. For the Three Months Ended September 30, 2010, gains in the long index currency positions in the Australian

Dollar, Norwegian Krone and New Zealand Dollar were partially offset by losses in the short currency positions in the Japanese Yen and the Swiss Franc contributing to an overall 6.07% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended September 30, 2010, was $20.6 million, resulting from $0.1 million of interest income, net realized gains of $0.3 million, net unrealized gains of $20.9 million, and operating expenses of $0.7 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 1.27% from $23.54 per Share to $23.24 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $24.32 per Share (+3.31%) on May 3, 2010 to a low of $21.77 per Share (-7.52%) on July 1, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 1.28% from $23.52 per Share to $23.22 per Share. For the Nine Months Ended September 30, 2010, gains in the long positions in the Australian Dollar, the New Zealand Dollar and the Norwegian Krone were offset by losses in the short index currency positions in the Japanese Yen and Swiss Franc, contributing to an overall 0.62% decrease in the level of the DBCFH-TR™.

Net loss for the Nine Months Ended September 30, 2010, was $8.5 million, resulting from $0.3 million of interest income, net realized losses of $11.1 million, net unrealized gains of $4.6 million, and operating expenses of $2.3 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$367,147,354	0.87%	$7,393,054	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$423,550,442	1.03%	$10,115,419	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Other than the addition of the risk factor described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrant, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2009 Annual Report on Form 10-K. The risk factor below should be read in conjunction with the risk factors disclosed in the 2009 Annual Report on Form 10-K.

The Effect Of Market Disruptions, Governmental Intervention And The Dodd-Frank Wall Street Reform And Consumer Protection Act Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition — as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action — these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to market participants from their banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the affected market participants. Market disruptions may from time to time cause dramatic losses, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

In response to the recent financial crises, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Reform Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Fund.

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

For the Three Months Ended September 30, 2010, 0.2 million Shares were created for $4.5 million and 1.2 million Shares were redeemed for $26.8 million. On September 30, 2010, 15.8 million Shares of the Fund were outstanding for a market capitalization of $367.2 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	1,200,000	$22.33
Three Months Ended September 30, 2009	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

DB G10 Currency Harvest Master Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

Dated: November 8, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

E-1