Form 10-K
period 2010-12-31
PowerShares DB G10 Currency Harvest Fund
filed 2011-02-28
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $366,072,000

Number of Common Units of Beneficial Interest outstanding as of February 21, 2011: 14,800,000

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

Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”) was formed as a Delaware statutory trust on April 12, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”) seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. DBCS, is the Managing Owner of the Fund. The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Fund. The Fund commenced investment operations on September 15, 2006. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006 and is now listed on the NYSE Arca, Inc. (the “NYSE Arca”) as of November 25, 2008.

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB G10 Currency Harvest Master Fund (the “Master Fund”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All references to historical results of the Fund include results of the Master Fund where the context requires.

Fund Investment Overview

The Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”) with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s currency futures broker as margin.

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

A Trademark application for Deutsche Bank G10 Currency Future Harvest Index™ was granted in May 2008. Any use of this trademark must be with the consent of or under license from the Index Sponsor. The Fund and the Managing Owner have been licensed to use Deutsche Bank G10 Currency Future Harvest Index™. The Index Sponsor does not approve, endorse or recommend the Fund or the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Futures contracts referencing each of the Eligible Index Currencies (except USD) currently are traded on the Chicago Mercantile Exchange (the “CME”), although currency futures contracts on the Eligible Index Currencies also trade on other exchanges in the United States and the Fund may invest in such contracts.

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

The following table reflects the Fund and Index weights of each Index Currency as of December 31, 2010:

Eligible Index Currency	Fund Weight (%)	Index Weight
United States Dollar	— *	— *
Euro	—	—
Japanese Yen	-34.05%	-34.06%
Canadian Dollar	—	—
Swiss Franc	-34.63%	-34.63%
British Pound	—	—
Australian Dollar	34.32%	34.33%
New Zealand Dollar	34.46%	34.45%
Norwegian Krone	34.00%	33.98%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies (as hereinafter defined) associated with the three lowest interest rates. As a result, the Index did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is a mathematical construct that is comprised of the Index Currencies, each of which is assigned an initial weight. As the value of the underlying Index Currencies changes, the relative weights of each Index Currencies will vary. The Index will be re-balanced at a pre-determined frequency in order to restore the target weights. As the Fund will invest in futures contracts tied to the underlying Index Currencies (and their corresponding target base weights) with a view to tracking the changes, whether positive or negative, in the changes in the levels of the Index, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2010 and 2009, the Fund had $356,373,721 (or 100%) and $423,550,442 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $17,985,982 (or 5.05%) and $20,853,990 (or 4.92%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of December 31, 2010 and 2009, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

The Index Sponsor calculates the Index on both an excess return basis and a total return basis. The excess return basis calculation reflects the change in market value of the applicable underlying currency futures only. The total return basis calculation reflects the sum of the change in market value of the applicable underlying currency futures plus the return on 3-month U.S. Treasury bills. The Fund seeks to track changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund will make distributions at the discretion of the Managing Owner. To the extent that the Fund’s actual and projected interest income from its holdings of United States Treasury securities and other high credit quality short-term fixed income securities exceeds the actual and projected fees and expenses of the Fund, the Managing Owner expects periodically to make distributions of the amount of such excess. The Fund currently does not expect to make distributions with respect to its capital gains. Depending on the Fund’s performance for the taxable year and an investor’s own tax situation for such year, an investor’s income tax liability for the taxable year and allocable share of the Fund’s net ordinary income or loss and capital gain or loss may exceed any distributions an investor may receive with respect to such year.

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

A 3-month U.S. Treasury bill return is then calculated and included to calculate the total return index. Please refer to Exhibit B of the Trust Agreement for the mathematical formula of the Index.

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

To track the Index, the Fund generally will establish long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates and will adjust its holdings quarterly as the Index is adjusted. However, if the United States Dollar (“USD”) is among the Index Currencies from time-to-time, the Fund will not establish a long or short futures position (as the case may be) in USD, because USD is the Fund’s home currency and, as a consequence, the Fund never can enjoy profit or suffer loss from long or short futures positions in USD. When the USD is not associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be double the value of the Fund’s holdings of United States Treasury and other high credit quality short term fixed income securities, which means the Fund will have a leverage ratio at such time of 2:1. If the USD is associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be approximately 1.66 times the value of the Fund’s holdings of United States Treasury and other high credit quality short term fixed income securities, which means the Fund will have a leverage ratio at such time of approximately 1.66:1. Holding futures positions with a notional amount in excess of the Fund’s net asset value constitutes a form of leverage. The use of leverage will increase the potential for both trading profits and losses, depending on the changes, positive and negative, in the Index. The Fund’s ability to track the Index will not be affected by the presence or absence of the USD among the Index Currencies. Because the notional value of the Fund’s futures positions can rise or fall over time, the leverage ratio could be higher or lower between quarterly adjustments of the Index Currencies.

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

There can be no assurance that the use of both long and short positions will reduce the volatility of the Index during any or all market cycles or performance periods, or that the Fund will achieve its objectives. It is possible that, prior to an Index rebalancing, that Index Currencies expected to lose relative to the USD may rise and/or Index Currencies expected to gain relative to the USD may fall. In such cases, the Fund may experience losses in both its long and short positions at the same time. Such losses will be greater as a result of the Fund’s use of leverage, reflected in its long futures exposure to Index Currencies with a notional value of up to 100% of the Fund’s net asset value and its short futures exposure to Index Currencies with a notional value of up to 100% of the Fund’s net asset value. Under such circumstances, the Fund’s losses would be greater as a result of its leverage than would be the case were it to limit its overall exposure to Index Currencies with a notional value of 100% of the Fund’s net asset value.

As a result of its use of leverage, the Fund will be required to deposit a greater proportion of its net assets as margin, not expected to exceed 10% of net assets. This represents margin deposit requirements approximately twice as great as would be required if the Fund did not use leverage. Similarly, as a result of its use of leverage, the Fund will trade more futures contracts and incur more brokerage commission expense than it would if it did not use leverage. The additional amount of brokerage commission expense generally will be proportional to the Fund’s leverage ratio.

The Fund’s portfolio also will include United States Treasury securities and other high credit quality short term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the Trustee of the Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreement, the Managing Owner, from the assets of the Fund, will indemnify the Trustee for any liability or expense relating to the formation, operations and termination of the Fund incurred without gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund. The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and has been managing such investment vehicles since January 2006. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without negligence or misconduct.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund.

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade1 for the Years Ended December 31, 2010, 2009, 2008 and 2007.

The Administrator

The Managing Owner, on behalf of the Fund, has appointed The Bank of New York Mellon as the administrator (the “Administrator”) of the Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York Mellon serves as custodian of the Fund (the “Custodian”) and has entered into a Global Custody Agreement (the “Custody Agreement”) in connection therewith. The Bank of New York Mellon serves as the transfer agent (the “Transfer Agent”) of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, 12th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants.

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon 30 days’ prior written notice if the Fund has materially failed to perform its obligations under the Administration Agreement.

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

The Administrator’s monthly fees are paid on behalf of the Fund by the Managing Owner out of the Management Fee.

The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

[1]	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administrator receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $500 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund.

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

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (“Invesco Aim Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

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

The CEAct and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the CEAct or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund. The CEAct gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Managing Owner. If the registration of a managing owner as a commodity trading advisor were to be terminated, restricted or suspended, the managing owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund. The Fund itself is not registered with the CFTC in any capacity.

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

Pursuant to authority in the CEAct, the NFA has been formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. NFA members are subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund itself is not required to become a member of the NFA).

The CFTC has no authority to regulate trading on foreign commodity exchanges and markets.

Employees

The Fund has no employees.

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

Investment and Trading Related Risks

The Value of the Shares Relates Directly to the Value of the Futures Contracts on the Index Currencies and Other Assets Held by the Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Shares.

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index over time through the Fund’s portfolio of exchange traded futures contracts on the Index Currencies. The value of the Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the Index Currencies may fluctuate widely. Several factors may affect the prices of the Index Currencies, including, but not limited to:

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

The net asset value per Share will change as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a Basket may be different from the net asset value of a Basket (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket) and similarly the public trading price per Share may be different from the net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to, the same forces influencing the prices of the Index Currencies trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of its Index.

It is possible that the Fund’s performance may not fully replicate the changes in the closing levels of the Index due to disruptions in the markets for the Index Currencies or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the changes in the closing levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Fund Is Not Actively Managed and Tracks the Index During Periods in which the Index Is Flat or Declining as well as when the Index Is Rising.

The Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of the Index Currencies are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner seeks to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

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

The Index is expected to rise as a result of any upward price movement on long positions in futures contracts on the Index Currencies when the prices of these long futures contracts increase relative to the USD. The Index also is expected to rise as a result of any downward price movement on short positions in futures contracts on the Index Currencies when the prices of these short futures contracts decrease relative to the USD. Because the price of your Shares is expected to track the Index, if the price of the Fund’s long futures contracts decreases relative to the USD or the price of the Fund’s short futures contracts increases relative to the USD on any or all of the Index Currencies, the value of your Shares may decrease. The decrease in the value of your Shares will be amplified if both assumptions fail simultaneously (i.e., both the price of the Fund’s long futures contracts decreases relative to the USD and the price of the Fund’s short futures contracts increases relative to the USD on any or all of the Index Currencies).

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBV”. Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if the Shares are delisted.

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

The Shares Are a New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Fund is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have Been Operating Investment Vehicles like the Fund Since January 2006, their Experience may be Inadequate or Unsuitable to Manage the Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and has been managing such investment vehicles since January 2006. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage an investment vehicle such as the Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage an investment vehicle such as the Fund, the operations of the Fund may be adversely affected.

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Shares.

Although past performance is not necessarily indicative of future results, the Fund’s performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund. Likewise, the Index has a history which might (or might not) be indicative of the future Index results, or of the future performance of the Fund. Therefore, you will have to make your decision to invest in the Fund without relying on the Fund’s past performance history or the Index’s closing level history.

Fewer Representative Index Currencies May Result In Greater Index Volatility.

The ten Eligible Index Currencies are United States Dollars, Euro, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona. The Index is comprised of only six of the ten Eligible Index Currencies from time-to-time. Accordingly, the Index is concentrated in terms of the number of currencies represented. You should be aware that other currency indices are more diversified in terms of the number of currencies included. Concentration in fewer currencies may result in a greater degree of volatility in the Index and the net asset value of the Fund, which track the Index under specific market conditions and over time.

Leverage Will Fluctuate Between Index Re-Weighting Periods and May be Greater or Less than the Leverage on Each Index Re-Weighting Period.

Although the Fund does not establish positions that exceed a leverage ratio of 2:1 at the time of establishment, movements in the market price of the Fund’s futures positions between the Index Re-Weighting Periods may increase or decrease the Fund’s leverage ratio. Any such increase or decrease, respectively, in the Fund’s leverage ratio will magnify or decrease, respectively, the potential for loss or gain of the Fund’s futures positions and, in turn, the value of your Shares.

Because the Fund’s Trading will be Leveraged, a Relatively Small Movement in the Price of a Contract May Cause Greater Losses.

The Fund will take long futures positions in the high-yielding Eligible Index Currencies and will take short futures positions in the low-yielding Eligible Index Currencies with a view to tracking the changes in the Index over time. Assuming that the USD is not one of the three highest or lowest yielding currencies during any Index Re-Weighting Period, the long futures positions and short futures positions in the Index Currencies will each have a notional value approximately equal to the Fund’s net asset value. Accordingly, if the USD is not one of the three highest or lowest yielding currencies during any the Index Re-Weighting Period, the aggregate notional amount of the futures positions held by the Fund is expected to be approximately, but not in excess of, 200% of the Fund’s net asset value. If the USD is one of the three highest or lowest yielding currencies, the Fund will not establish a long or short futures position (as the case may be) in USD, as the Fund never can enjoy profit or suffer loss from long or short futures positions in USD because USD is the Fund’s home currency. Consequently, if USD is one of the three highest or lowest yielding currencies, the aggregate notional amount of the futures positions held by the Fund is expected to be approximately, but not in excess of, 166 2/3% of the Fund’s net asset value. Holding futures positions with a notional amount in excess of the Fund’s net asset value constitutes a form of leverage. The use of leverage increases the potential for both trading profits and losses, depending on the changes in market value of the Index Currencies in which the Fund has long futures positions relative to the Index Currencies in which the Fund has short futures positions.

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

There can be no assurance that the use of both long and short positions will reduce the volatility of the Index during any or all market cycles or periods, or that the Fund will achieve its objectives. It is possible that, prior to an Index rebalancing, that Index Currencies expected to lose relative to the USD may rise and/or Index Currencies expected to gain relative to the USD may fall. In such cases, the Fund may experience losses in both its long and short positions at the same time. Such losses will be greater as a result of the Fund’s use of leverage, reflected in its long futures exposure to Index Currencies with a notional value of up to 100% of the Fund’s net asset value and its short futures exposure to Index Currencies with a notional value of up to 100% of the Fund’s net asset value. Under such circumstances, the Fund’s losses would be greater as a result of its leverage than would be the case were it to limit its overall exposure to Index Currencies with a notional value of 100% of the Fund’s net assets.

As a result of its use of leverage, the Fund is required to deposit a greater proportion of its net assets as margin, not expected to exceed 10% of net assets. This represents margin deposit requirements approximately twice as great as would be required if the Fund did not use leverage. Similarly, as a result of its use of leverage, the Fund will trade more futures contracts and incur more brokerage commission expense than it would if it did not use leverage. The additional amount of brokerage commission expense generally is proportional to the Fund’s leverage ratio.

Short Selling Theoretically Exposes the Fund to Unlimited Losses.

The Fund holds short futures positions in the three lowest-yielding Eligible Index Currencies (other than the USD).

A long futures position in a foreign currency requires the Fund to purchase at a future date the equivalent in USD of a fixed amount of a foreign currency at a fixed price in USD. The Fund profits if the price of the foreign currency rises relative to the USD while the contract is open and the Fund suffers losses if the price of the foreign currency falls relative to the USD while the contract is open. Because the price in USD of the foreign currency cannot fall below zero, the Fund’s exposure to loss is limited to the value in USD of the fixed amount of the foreign currency at the time of the establishment of the long futures contract.

By contrast, a short futures position in a foreign currency requires the Fund to deliver at a future date an amount in USD equal to the price in USD of a fixed amount of the foreign currency at that future date. The Fund will profit if the price of the foreign currency falls relative to the USD while the contract is open and the Fund will suffer loss if the price of the foreign currency rises relative to the USD while the contract is open. Because the price in USD of a fixed amount of the foreign currency could, in theory, rise to infinity, a short futures position exposes the Fund to theoretically unlimited liability.

The Fund’s losses could result in the total loss of your investment.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	10.20%
Average rolling 3 month daily volatility	8.79%
Monthly return volatility	9.20%
Average annual volatility	9.21%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1993**	8.67%
1994	4.97%
1995	13.93%
1996	7.01%
1997	7.73%
1998	8.90%
1999	5.70%
2000	6.17%
2001	5.37%
2002	7.45%
2003	6.69%
2004	7.90%
2005	5.41%
2006	7.10%
2007	10.95%
2008	21.86%
2009	17.10%
2010***	12.86%

*	Volatility, for these purposes, means the following:

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

**	As of March 12, 1993.

***	As of December 31, 2010.

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.06% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.09% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 22, 2011. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

You Cannot Be Assured of the Managing Owner’s Continued Services, Which Discontinuance May Be Detrimental to the Fund.

You cannot be assured that the Managing Owner will be willing or able to continue to service the Fund for any length of time. If the Managing Owner discontinues its activities on behalf of the Fund, the Fund may be adversely affected.

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

There can be no assurance that market illiquidity will not cause losses for the Fund. The large size of the positions which the Fund may acquire increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

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

The Fund is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to investors in registered and regulated investment companies.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner, various commodity futures brokers and Authorized Participants. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. As a result of these and other relationships, parties involved with the Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Shareholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

The Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Tax Related Risks

Shareholders Will Be Subject to Taxation on Their Allocable Share of the Fund’s Taxable Income, Whether or Not They Receive Cash Distributions.

Shareholders will be subject to U.S. federal income taxation and, in some cases, state, local, or foreign income taxation on their allocable share of the Fund’s taxable income, whether or not they receive cash distributions from the Fund. Shareholders may not receive cash distributions equal to their share of the Fund’s taxable income or even the tax liability that results from such income.

Items of Income, Gain, Loss and Deduction With Respect to Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Fund in Allocating Such Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Current Treatment of Long-Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long-term capital gains are taxed to non-corporate investors at reduced U.S. federal income tax rates. This tax treatment may be adversely affected, changed or repealed by future changes in, or the expiration of, tax laws at any time.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

Other Risks

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Fund Remains at Risk of Significant Losses Because the Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Shares could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Shares may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of profits on its closed positions on the exchange.

The Effect Of Market Disruptions, Governmental Intervention And The Dodd-Frank Wall Street Reform And Consumer Protection Act Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel has been appointed to represent you in connection with the offering of the Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in the Index through the vehicle of the Fund will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Currencies.

The Fund is a relatively new, and thus initially untested, type of investment vehicle. They compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies and foreign governments, other securities backed by or linked to currencies, and direct investments in the underlying currencies or currencies futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Shares.

While the Managing Owner believes that all intellectual property rights needed to operate the Fund are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Fund and an investment in the Shares, for example, resulting in expenses or damages or the termination of the Fund.

The Value of the Shares Will Be Adversely Affected if the Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreement, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense either incurs without negligence or misconduct. That means the Managing Owner may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Fund and the value of the Shares.

The Net Asset Value Calculation of the Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price is not Available on the Date of Net Asset Value Calculation.

Calculating the net asset value of the Fund includes, in part, any unrealized profits or losses on open foreign exchange futures contracts. Under normal circumstances, the net asset value of the Fund reflects the settlement price of open foreign exchange futures contracts on the date when the net asset value is being calculated. However, if a foreign exchange futures contract traded on an exchange (both U.S. and, to the extent it becomes applicable, non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. In such a situation, there is a risk that the calculation of the net asset value of the Fund on such day will not accurately reflect the realizable market value of such foreign exchange futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a foreign exchange futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards, there is a risk that the resulting calculation of the net asset value of the Fund could be under or overstated, perhaps to a significant degree. Although the Eligible Index Currencies that the Fund will invest in are not currently subject to “daily limits,” the terms and conditions of these contracts may change in the future, and thus, may subject the Fund to the above-described risks.

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

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts on currencies, cash, United States Treasury Obligations and may consist of other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 60 Wall Street, New York, New York 10005.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBV.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2010	$24.05	$22.49
June 30, 2010	$24.32	$21.79
September 30, 2010	$23.79	$21.77
December 31, 2010	$24.10	$23.01

Quarter ended	High	Low
March 31, 2009	$20.59	$18.25
June 30, 2009	$21.75	$20.15
September 30, 2009	$23.01	$20.55
December 31, 2009	$24.05	$22.74

Holders

As of December 31, 2010, the Fund had 32,383 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the year ended December 31, 2010 or for the Year Ended December 31, 2009.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Non-Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2010	5,000,000	$22.83
Year Ended December 31, 2009	2,000,000	$19.55
Year Ended December 31, 2008	8,200,000	$22.72

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2010, 2009, 2008, 2007 and 2006 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	YEAR ENDED				PERIOD ENDED December 31, 2006
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Interest Income	$426,159	$396,394	$8,494,000	$18,867,660	$818,300
Net investment income (loss)	$(2,646,939)	$(2,280,121)	$4,546,072	$15,532,618	$680,220
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$2,205,006	$61,321,191	$(151,256,362)	$(899,918)	$2,071,847
Net Income (Loss)	$(441,933)	$59,041,070	$(146,710,290)	$14,632,700	$2,752,067
Net Income (Loss) per Share	$0.22	$4.02	$(7.61)	$2.34	$0.90
Distribution per Share	$—	$—	$0.27	$0.80	$0.06
Net increase (decrease) in cash	$(11,069,830)	$(27,919,323)	$52,778,958	$7,547,883	$6,035,881

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006
Total Assets	$356,373,721	$423,550,442	$284,849,782	$515,158,538	$129,272,991
Shares NAV	$23.74	$23.52	$19.50	$27.38	$25.84
General Shares NAV	$23.75	$23.53	$19.50	$27.38	$25.85

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income	$56,596	$127,533	$125,577	$116,453
Net investment income (loss)	$(755,980)	$(675,650)	$(607,390)	$(607,919)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$1,287,126	$(28,952,680)	$21,203,187	$8,667,373
Net Income/(loss)	$531,146	$(29,628,330)	$20,595,797	$8,059,454
Increase/(decrease) in Net Asset Value	$(22,235,226)	$(32,442,144)	$(1,687,009)	$(10,777,106)
Net Income (Loss) per Share	$0.07	$(1.65)	$1.28	$0.52

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest Income	$68,825	$100,215	$137,231	$90,123
Net investment income (loss)	$(477,242)	$(501,980)	$(557,766)	$(743,133)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$12,941,367	$14,758,275	$24,335,358	$9,286,191
Net Income/(loss)	$12,464,125	$14,256,295	$23,777,592	$8,543,058
Increase/(decrease) in Net Asset Value	$(2,020,715)	$43,734,253	$59,817,100	$37,087,532
Net Income (Loss) per Share	$0.98	$0.99	$1.52	$0.53

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB G10 Currency Harvest Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC, or the “Managing Owner, undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB G10 Currency Harvest Master Fund (the “Master Fund). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All references to historical results of the Fund include results of the Master Fund where the context requires.

The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is designed to reflect the return from investing on a 2:1 leveraged basis in long currency futures positions for certain currencies associated with relatively high yielding interest rates and in short currency futures positions for certain currencies associated with relatively low yielding interest rates.

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

Under the Trust Agreement of the Fund, Wilmington Trust Company, the Trustee of the Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index. The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Fund’s portfolio. The market price of the Shares may not be identical to the net asset value per Share, but these two valuations are expected to be very close.

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is a mathematical construct that is comprised of the Index Currencies, each of which is assigned an initial weight. As the value of the underlying Index Currencies changes, the relative weights of each Index Currency will vary. The Index will be re-balanced at a pre-determined frequency in order to restore the target weights. As the Fund will invest in futures contracts tied to the underlying Index Currencies (and their corresponding target base weights) with a view to tracking the changes, whether positive or negative, in the changes in the levels of the Index, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

Margin Calls

Like other futures and derivatives traders, the Fund will be subject to margin calls from time-to-time. The term “margin” has a different meaning in the context of futures contracts and other derivatives than it does in the context of securities. In particular, “margin” on a futures position does not constitute a borrowing of money or the collateralization of a loan. The Fund does not borrow money.

To establish a position in an exchange-traded futures contract, the Fund makes a deposit of “initial margin.” The amount of initial margin required to be deposited in order to establish a position in an exchange-traded futures contract varies from instrument to instrument depending, generally, on the historical volatility of the futures contract in question. Determination of the amount of the required initial margin deposit in respect of a particular contract is made by the exchange on which the contract is listed. To establish a long position in an over-the-counter instrument, the counterparty may require an analogous deposit of collateral, depending upon the anticipated volatility of the instrument and the creditworthiness of the person seeking to establish the position. The deposit of initial margin provides assurance to futures commission merchants and clearing brokers involved in the settlement process that sufficient resources are likely to be on deposit to enable a client’s position to be closed by recourse to the initial margin deposit should the client fail to meet a demand for variation margin, even if changes in the value of the contract in question, which are marked to market from day to day, continue to reflect the contract’s historical volatility. Collateral deposited in support of an over-the-counter instrument serves a similar purpose.

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange-traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. A fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This report covers the three months ended December 31, 2010, 2009, and 2008 (herein referred to as the “Three Months Ended December 31, 2010”, the “Three Months Ended December 31, 2009”, and the “Three Months Ended December 31, 2008”, respectively), and the years ended December 31, 2010, 2009 and 2008 (herein referred to as the “Year Ended December 31, 2010”, the “Year Ended December 31, 2009”, and the “Year Ended December 31, 2008”, respectively).

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

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2010, 2009, and 2008 and the Years Ended December 31, 2010, 2009 and 2008” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended December 31, 2010, 2009, and 2008 and the Years Ended December 31, 2010, 2009 and 2008.

Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008

Underlying Currency Index[1]	AGGREGATE RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
British Pounds (GBP)	—	—	—	—	—	—
Australian Dollar (AUD)	2.33%	0.88%	(3.95)%	—	—	—
New Zealand Dollar (NZD)	2.25%	0.31%	(3.18)%	—	—	—
Swedish Krona (SEK)	—	—	—	—	—	—
Japanese Yen (JPY)	—	—	—	(0.89)%	1.29%	(5.44)%
Swiss Franc (CHF)	—	—	—	(1.68)%	(0.01)%	(1.28)%
Norwegian Krone (NOK)	0.41%	0.02%	(5.21)%	—	—	—

	DBCFH-TR™ - Index Returns
	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.03%	0.01%	0.06%

DBCFH-TR™	2.45%	2.52%	(19.00)%

Underlying Currency Index[1]	AGGREGATE RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
British Pounds (GBP)	—	—	0.78%	—	—	—
Australian Dollar (AUD)	5.80%	10.18%	(4.70)%	—	—	—
New Zealand Dollar (NZD)	3.28%	9.35%	(6.04)%	—	—	—
Canadian Dollar (CAD)	—	—	—	—	(4.65)%	—
Swedish Krona (SEK)	—	—	—	—	—	(2.38)%
Japanese Yen (JPY)	—	—	—	(4.40)%	0.74%	(6.47)%
Swiss Franc (CHF)	—	—	—	(3.49)%	(0.86)%	(1.80)%
Norwegian Krone (NOK)	0.48%	7.15%	(8.19)%	—	—	—

	DBCFH-TR™ - Index Returns
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.14%	0.18%	0.99%

DBCFH-TR™	1.81%	22.09%	(27.80)%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended December 31, 2010, 2009 and 2008 and Years Ended December 31, 2010, 2009 and 2008, the Index (as per its rules) did not include a long or short USD futures position.

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a currency futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The financial statements of the Fund include the consolidated financial statements of the Fund and Master Fund when applicable. As described above, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods prior to December 31, 2010. The Fund’s application of these policies involve judgments and actual results may differ from the estimates used.

The Fund holds a significant portion of its assets in currency futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the statement of income and expenses.

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

When market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

Market Risk

Trading in futures contracts involves the Fund entering into contractual commitments to purchase a particular currency at a specified date and price. The market risk associated with the Fund’s commitments to purchase currencies is limited to the gross or face amount of the contracts held.

The Fund’s exposure to market risk is also influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of the investors’ capital.

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. Also see Item 1A.—Risk Factors—“Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, The Fund Remains at Risk of Significant Losses Because The Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.”

Liquidity

All of the Fund’s source of capital is derived from the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which are used as margin for the Fund’s trading in currency futures. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. The balance of the net assets is held in the Fund’s trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

The Fund’s foreign currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the future can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Although the Eligible Index Currencies that the Fund invests in are not currently subject to daily limits, the currency futures held by the Fund could become subject to such limits in the future. Such market conditions could prevent the Fund from promptly liquidating its currency futures positions.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

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

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares in the Fund. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by and (used for) operating activities was $55.6 million, $(107.5) million and $136.2 million during the Years Ended December 31, 2010, 2009 and 2008, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2010, $1,404.6 million was paid to purchase United States Treasury Obligations and $1,461.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $1,309.6 million was paid to purchase United States Treasury Obligations and $1,147.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $2,007.6 million was paid to purchase United States Treasury Obligations and $2,305.5 million was received from sales and maturing contracts. Unrealized appreciation on futures decreased by $0.1 million, increased by $3.6 million and increased by $6.4 million during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(66.7) million during the Year Ended December 31, 2010, $79.6 million during the Year Ended December 31, 2009 and $83.5 million during the Year Ended December 31, 2008. This included $47.5 million, $118.7 million and $106.9 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The Fund was launched on September 15, 2006 at $25.00 per Share. The Shares traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index – Excess Return™ (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBV”), (ii) the Fund’s NAV (as reflected by the graph “FBVNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBCFHX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBV, FBVNV AND DBCFHX FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009 AND 2008 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below

Additional Legends

Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND MANAGING FUTURES ACCOUNTS AND RELATED PRODUCTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 0.85% from $23.54 per Share to $23.74 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $21.77 per Share (-7.52%) on July 1, 2010 to a high of $24.32 per Share (+3.31%) on May 3, 2010. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a market value basis, was +0.85%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2010, the net asset value of each Share increased 0.94% from $23.52 per Share to $23.74 per Share. For the Year Ended December 31, 2010, gains of the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone more than offset the losses of the short index currency positions in the Japanese Yen and Swiss Franc contributing to an overall 1.81% increase in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis, was +0.94%.

Net loss for the Year Ended December 31, 2010 was $0.4 million, resulting from $0.4 million of interest income, net realized gain of $2.3 million, net unrealized losses of $0.1 million and operating expenses of $3.0 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 20.62% from $19.50 per Share to $23.52 per Share. For the Year Ended December 31, 2009, gains of the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone along with gains in the short index currency position in the Japanese Yen more than offset the losses of the short index currency positions in the Canadian Dollar and Swiss Franc contributing to an overall 22.09% increase in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis, was +20.62%.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009, AND 2008

Fund Share Price Performance

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 2.15% from $23.24 per Share to $23.74 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $23.01 per Share (-0.99%) on October 19, 2010 to a high of $24.10 per Share (+3.70%) on November 5, 2010. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a market value basis, was +2.15%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 2.23% from $23.22 per Share to $23.74 per Share. For the Three Months Ended December 31, 2010, gains of the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone more than offset the losses of the short index currency position in the Japanese Yen and Swiss Franc contributing to an overall 2.45% increase in the level of the DBCFH-TR™. The Fund did not make a distribution to Shareholders in 2010. Therefore, the total return for the Fund on a net asset value basis, was +2.23%.

Net income for the Three Months Ended December 31, 2010, was $8.1 million, resulting from $0.1 million of interest income, net realized gain of $13.4 million, net unrealized loss of $4.7 million and operating expenses of $0.7 million.

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

The Fund did not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

Value at Risk, or VaR, is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund’s market sensitive instruments.

QUANTIFYING THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

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

THE FUND’S TRADING VALUE AT RISK

The Fund computes VaR using the actual historical market movements of the Fund’s total assets. The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$356,373,721	0.82%	$6,795,465	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Asset	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$423,550,442	1.03%	$10,115,419	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for those disclosures that are statements of historical fact—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and

Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB G10 Currency Harvest Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2010.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 40 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB G10 Currency Harvest Fund:

We have audited PowerShares DB G10 Currency Harvest Fund’s (the Fund) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB G10 Currency Harvest Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB G10 Currency Harvest Fund as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of Powershares DB G10 Currency Harvest Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB G10 Currency Harvest Fund (the Fund) as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB G10 Currency Harvest Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB G10 Currency Harvest Fund’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 28, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $324,961,328 and $380,975,087 respectively)	$324,974,002	$380,983,900
Cash held by broker	27,374,569	38,444,399
Net unrealized appreciation on futures contracts	4,025,150	4,122,143

Deposits with broker	356,373,721	423,550,442

Total assets	$356,373,721	$423,550,442

Liabilities
Management fee payable	$227,193	$266,328
Brokerage fee payable	9,271	5,372

Total liabilities	236,464	271,700

Commitments and Contingencies (Note 9)
Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,000	1,000
Accumulated deficit	(50)	(59)

Total General shares	950	941

Shares:
Paid in capital - 15,000,000 and 18,000,000 redeemable Shares issued and outstanding as of December 31, 2010 and 2009, respectively	445,836,638	512,535,240
Accumulated deficit	(89,700,331)	(89,258,380)

Total Shares	356,136,307	423,276,860

Total shareholders’ equity	356,137,257	423,277,801

Non-controlling interest in subsidiary - related party	—	941

Total equity	356,137,257	423,278,742

Total liabilities and equity	$356,373,721	$423,550,442

Net asset value per share
General shares	$23.75	$23.53
Shares	$23.74	$23.52

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	12.92%	$45,999,908	$46,000,000
U.S. Treasury Bills, 0.085% due January 13, 2011	6.18	21,999,802	22,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	43.80	155,996,880	156,000,000
U.S. Treasury Bills, 0.065% due January 27, 2011	2.25	7,999,704	8,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	1.40	4,999,515	5,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	0.56	1,999,724	2,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	0.84	2,999,514	3,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	2.25	7,998,240	8,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	0.84	2,999,331	3,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	19.09	67,982,592	68,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	1.12	3,998,792	4,000,000

Total United States Treasury Obligations (cost $324,961,328)	91.25%	$324,974,002

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Future Contracts
120.7 million Australian Dollars vs. USD 122.3 million for settlement March 14, 2011	1.40%	$4,979,990
9,850.0 million Japanese Yen vs. USD 121.6 million for settlement March 14, 2011*	(1.06)	(3,771,525)
710.0 million Norwegian Krone vs. USD 121.6 million for settlement March 14, 2011	1.03	3,688,100
158.5 million New Zealand Dollars vs. USD 122.9 million for settlement March 14, 2011	1.48	5,263,110
115.3 million Swiss Francs vs. USD 123.8 million for settlement March 14, 2011*	(1.72)	(6,134,525)

Net Unrealized Appreciation on Futures Contracts	1.13%	$4,025,150

Net unrealized appreciation is comprised of unrealized gains of $13,931,200 and unrealized losses of $9,906,050.

*	Positions represent futures contracts sold.

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

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

Net unrealized appreciation is comprised of unrealized gains of $7,149,783 and unrealized losses of $3,027,640.

*	Positions represent futures contracts sold.

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Interest Income, net	$426,159	$396,394	$8,494,000

Expenses
Management Fee	2,887,129	2,486,774	3,668,359
Brokerage Commissions and Fees	185,969	189,741	279,569

Total Expenses	3,073,098	2,676,515	3,947,928

Net investment income (loss)	(2,646,939)	(2,280,121)	4,546,072

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	878	(954)	180,513
Futures	2,297,260	57,705,565	(157,803,056)

Net realized gain (loss)	2,298,138	57,704,611	(157,622,543)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	3,861	(11,875)	(110,650)
Futures	(96,993)	3,628,455	6,476,831

Net change in unrealized gain (loss)	(93,132)	3,616,580	6,366,181

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	2,205,006	61,321,191	(151,256,362)

Net Income (Loss)	$(441,933)	$59,041,070	$(146,710,290)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	(9)	(161)	220

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund	$(441,942)	$59,040,909	$(146,710,070)

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$(59)	$941	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,277,801	$941	$423,278,742
Sale of Shares					2,000,000	47,463,394		47,463,394	47,463,394		47,463,394
Redemption of Shares					(5,000,000)	(114,161,996)		(114,161,996)	(114,161,996)		(114,161,996)
Net Income (loss)
Net investment income (loss)			54	54			(2,647,047)	(2,647,047)	(2,646,993)	54	(2,646,939)
Net realized gain (loss) on United States Treasury Obligations and Futures			(47)	(47)			2,298,232	2,298,232	2,298,185	(47)	2,298,138
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			2	2			(93,136)	(93,136)	(93,134)	2	(93,132)

Net Income (loss)			9	9			(441,951)	(441,951)	(441,942)	9	(441,933)

Redemption of non-controlling interest			—	—			—	—	—	(950)	(950)

Balance at December 31, 2010	40	$1,000	$(50)	$950	15,000,000	$445,836,638	$(89,700,331)	$356,136,307	$356,137,257	$—	$356,137,257

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	40	$1,000	$(220)	$780	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,659,792	$780	$284,660,572
Sale of Shares					5,400,000	118,667,592		118,667,592	118,667,592		118,667,592
Redemption of Shares					(2,000,000)	(39,090,492)		(39,090,492)	(39,090,492)		(39,090,492)
Net Income (loss) Net investment loss			(7)	(7)			(2,280,107)	(2,280,107)	(2,280,114)	(7)	(2,280,121)
Net realized gain on United States Treasury Obligations and Futures			147	147			57,704,317	57,704,317	57,704,464	147	57,704,611
Net change in unrealized gain on United States Treasury Obligations and Futures			21	21			3,616,538	3,616,538	3,616,559	21	3,616,580

Net Income (loss)			161	161			59,040,748	59,040,748	59,040,909	161	59,041,070

Balance at December 31, 2009	40	$1,000	$(59)	$941	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,277,801	$941	$423,278,742

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2008	40	$1,000	$95	$1,095	18,800,000	$512,364,960	$2,460,638	$514,825,598	$514,826,693	$1,000	$514,827,693
Sale of Shares					4,000,000	106,889,930		106,889,930	106,889,930		106,889,930
Redemption of Shares					(8,200,000)	(186,296,750)		(186,296,750)	(186,296,750)		(186,296,750)
Net Income (loss) Net investment income			10	10			4,546,061	4,546,061	4,546,071	1	4,546,072
Net realized loss on United States Treasury Obligations and Futures			(370)	(370)			(157,621,887)	(157,621,887)	(157,622,257)	(286)	(157,622,543)
Net change in unrealized gain on United States Treasury Obligations and Futures			56	56			6,366,060	6,366,060	6,366,116	65	6,366,181

Net Income (loss)			(304)	(304)			(146,709,766)	(146,709,766)	(146,710,070)	(220)	(146,710,290)

Distributions of net investment income ($0.27 per Share)			(11)	(11)			(4,050,000)	(4,050,000)	(4,050,011)	—	(4,050,011)

Balance at December 31, 2008	40	$1,000	$(220)	$780	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,659,792	$780	$284,660,572

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net Income (Loss)	$(441,933)	$59,041,070	$(146,710,290)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,404,552,930)	(1,309,604,691)	(2,007,578,838)
Proceeds from securities sold and matured	1,460,993,726	1,146,996,730	2,305,476,768
Net accretion of discount on United States Treasury Obligations	(426,159)	(396,396)	(8,290,906)
Net realized (gain) loss on United States Treasury Obligations	(878)	954	(180,513)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	93,132	(3,616,580)	(6,366,181)
Change in operating receivables and liabilities:
Management fee payable	(39,135)	78,870	(143,387)
Other Assets	—	—	27,384
Brokerage fee payable	3,899	3,620	1,752

Net cash provided by (used for) operating activities	55,629,722	(107,496,423)	136,235,789

Cash flows from financing activities:
Proceeds from sale of Shares	47,463,394	118,667,592	106,889,930
Redemption of Shares	(114,161,996)	(39,090,492)	(186,296,750)
Redemption of non-controlling interest	(950)	—	—
Cash distributions paid on Shares and General Shares	—	—	(4,050,011)

Net cash provided by (used for) financing activities	(66,699,552)	79,577,100	(83,456,831)

Net change in cash held by broker	(11,069,830)	(27,919,323)	52,778,958
Cash held by broker at beginning of period	38,444,399	66,363,722	13,584,764

Cash held by broker at end of period	$27,374,569	$38,444,399	$66,363,722

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements

December 31, 2010

(1) Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB G10 Currency Harvest Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on April 12, 2006. DB Commodity Services LLC, a Delaware Limited Liability Company (“DBCS” or the “Managing Owner”), seeded Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The Fund was originally named “DB Currency Index Value Fund”. The Fund changed its name to “PowerShares DB G10 Currency Harvest Fund,” effective July 20, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (each, a “Trust Agreement” and, collectively, the “Trust Agreements”).

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and Fund’s interests in the Master Fund were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Fund. The Fund commenced investment operations on September 15, 2006. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006 and is now listed on the NYSE Arca , Inc. (the “NYSE Arca”) as of November 25, 2008.

This Report covers the years ended December 31, 2010, 2009 and 2008 (herein referred to as the “Year Ended December 31, 2010,” the “Year Ended December 31, 2009,” and the “Year Ended December 31, 2008,” respectively).

(2) Fund Investment Overview

The Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”) with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s currency futures broker as margin.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2010 and 2009, the Fund had $356,373,721 (or 100%) and $423,550,442 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $17,985,982 (or 5.05%) and $20,853,990 (or 4.92%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of December 31, 2010 and 2009, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for detail of the Fund’s portfolio holdings.

DBCFHX™ and Deutsche Bank Liquid Currency Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. The Fund has been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

(3) Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $2,887,129, of which $227,193 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $2,486,774, of which $266,328 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred Management Fees of $3,668,359.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2010, the Fund incurred brokerage fees of $185,969 of which $9,271 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred brokerage fees of $189,741 of which $5,372 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred Brokerage Fees of $279,569.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants.

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

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (“Invesco Aim Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and include the consolidated financial statement balances of the Fund and the Master Fund as applicable; as described in footnote 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on September 15, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 and 2010 presentation.

(b) Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. Actual results could differ from those estimates.

(c) Financial Instruments and Fair Value

United States Treasury Obligations and currency futures contracts are recorded in the statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2010 and 2009 were holdings of $17,985,982 and $20,853,990, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of December 31, 2010 and 2009, the Fund had cash held by broker of $27,374,569 and $38,444,399. There were no cash equivalents held by the Fund as of December 31, 2010 and 2009.

(g) Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Fund will not incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2007.

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2010 and 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $4,025,150 and $4,122,143, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2010, 2009 and 2008.

(k) Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Accordingly, all such expenses are not reflected in the statement of income and expenses of the Fund.

(l) Organizational and Offering Costs

All organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2010, 2009 and 2008, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$324,974,002	$380,983,900
Commodity Futures Contracts (Level 1)	$4,025,150	$4,122,143

There were no Level 2 or Level 3 holdings as of December 31, 2010 and 2009.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in currency prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by adverse market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the futures contract or notional amounts of the instruments.

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above.

(7) Share Purchases and Redemptions

(a) Purchases

Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2010, 2009 and 2008

	Shares			Paid in Capital
	Year Ended			Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010	December 31, 2009	December 31, 2008
Shares Sold	2,000,000	5,400,000	4,000,000	$47,463,394	$118,667,592	$106,889,930
Shares Redeemed	(5,000,000)	(2,000,000)	(8,200,000)	(114,161,996)	(39,090,492)	(186,296,750)

Net Increase/(Decrease)	(3,000,000)	3,400,000	(4,200,000)	$(66,698,602)	$79,577,100	$(79,406,820)

(8) Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

No distributions were paid for the Year Ended December 31, 2010 or for the Year Ended December 31, 2009.

A distribution of $0.27 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution to Shareholders of $4,050,000 was paid. On December 30, 2008 the Fund paid $0.27 per General Share, a total distribution of $10.80.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2010 and 2009, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2010, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$23.52	$19.50	$27.38
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.38	4.17	(7.84)
Net investment income (loss)	(0.16)	(0.15)	0.23

Net income (loss)	0.22	4.02	(7.61)
Distributions of net investment income on Shares	—	—	(0.27)

Net increase (decrease)	0.22	4.02	(7.88)

Net asset value per Share, end of period	$23.74	$23.52	$19.50

Market value per Share, beginning of period	$23.54	$19.42	$27.48

Market value per Share, end of period	$23.74	$23.54	$19.42

Ratio to average Net Assets
Net investment income (loss)	(0.69)%	(0.69)%	0.93%
Total expenses	0.80%	0.81%	0.81%
Total Return, at net asset value	0.94%	20.62%	(27.79)%

Total Return, at market value	0.85%	21.22%	(28.35)%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 39 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 40 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	46	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	44	Principal Financial Officer
Martin Kremenstein	34	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	30	Vice President and Member of the Board of Managers

Hans Ephraimson joined Deutsche Bank AG, a large international financial institution, in June 1986 and is a Managing Director in the North American Structured Sales and the DBX Group, which is the team that structures and manages exchange-traded products. Mr. Ephraimson has also been a Desk Head for foreign exchange in Deutsche Bank AG’s Institutional Clients Group for North America since January 1999. Mr. Ephraimson serves as a member of the Board of Managers and Chief Executive Officer of the Managing Owner. Mr. Ephraimson has been a principal and associated person of the Managing Owner since July 9, 2008 and June 25, 2009, respectively, and an associate member of the NFA since June 25, 2009. Mr. Ephraimson received his Bachelors of Science from Syracuse University in 1986 and an MBA from Columbia University in 1995.

Michael Gilligan joined Deutsche Bank AG, a large international financial institution, in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Principal Financial Officer of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks, his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

Martin Kremenstein joined Deutsche Bank AG, a large international financial institution, in August 2006, and serves as a Director in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. The DBX Group is the team that structures and manages exchange-traded products. Mr. Kremenstein serves as the Chief Operating Officer, Chief Investment Officer and Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and an associate member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase, a large international financial institution, from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Alex Depetris joined Deutsche Bank AG, a large international financial institution, in June 2008 and serves as a Vice President in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. The DBX Group is the team that structures and manages exchange-traded products. Mr. Depetris serves as a Vice President of the Managing Owner. Mr. Depetris has been a principal and associated person of the Managing Owner since April 13, 2009 and June 17, 2009, respectively, and an associate member of the NFA since June 17, 2009. From December 2006 to May 2008, Mr. Depetris was an associate with the law firm of Arnold & Porter LLP in New York, and prior to that he was an associate with the law firm Sullivan & Worcester LLP in Boston, Massachusetts from September 2005 through November 2006. Mr. Depetris received his J.D. from Boston University School of Law in 2005 and his Bachelors of Science in Finance from University of Maryland, College Park in 2002.

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value of the Fund. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Year Ended December 31, 2010, the Fund has incurred Management Fees of $2,887,129 of which $2,659,936 had been paid at December 31, 2010. Management Fees of $227,193 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2010, the Fund has incurred brokerage commissions of $185,969 of which $176,698 had been paid at December 31, 2010. Brokerage commissions of $9,271 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $2,486,774 of which $2,220,446 had been paid at December 31, 2009. Management Fees of $266,328 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $189,741 of which $184,369 had been paid at December 31, 2009. Brokerage commissions of $5,372 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $3,668,359 of which $3,480,901 had been paid at December 31, 2008. Management Fees of $187,458 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $279,569 of which $277,817 had been paid at December 31, 2008. Brokerage commissions of $1,752 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2010, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Martin Kremenstein	100	Less than 0.1%

	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.1%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit Fees	$118,793	$117,394
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$118,793	$117,349

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.2	Form of Participant Agreement [1]

10.1	Customer Agreement

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

1	Previously filed as an exhibit to Form S-1 on March 16, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Post-Effective Amendment No. 2 to Form S-3 on January 3, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
Dated: February 28, 2011		Name:	Michael Gilligan
		Title:	Principal Financial Officer