Form 10-Q
period 2011-03-31
PowerShares DB G10 Currency Harvest Fund
filed 2011-05-09
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Act).     Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of March 31, 2011: 15,000,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $319,964,763 and $324,961,328 respectively)	$319,980,634	$324,974,002
Cash held by broker	35,198,642	27,374,569
Net unrealized appreciation (depreciation) on futures contracts	9,865,554	4,025,150

Deposits with broker	365,044,830	356,373,721

Total assets	$365,044,830	$356,373,721

Liabilities
Management fee payable	223,294	227,193
Brokerage fee payable	22,260	9,271

Total liabilities	245,554	236,464

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(27)	(50)

Total General shares	973	950

Shares:
Paid in capital—15,000,000 and 15,000,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	445,760,244	445,836,638
Accumulated earnings (deficit)	(80,961,941)	(89,700,331)

Total Shares	364,798,303	356,136,307

Total shareholders’ equity	364,799,276	356,137,257

Total liabilities and equity	$365,044,830	$356,373,721

Net asset value per share
General shares	$24.33	$23.75
Shares	$24.32	$23.74

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 7, 2011	11.24%	$40,999,877	$41,000,000
U.S. Treasury Bills, 0.23% due April 14, 2011	4.93	17,999,802	18,000,000
U.S. Treasury Bills, 0.075% due April 21, 2011	42.76	155,996,724	156,000,000
U.S. Treasury Bills, 0.045% due April 28, 2011	1.10	3,999,872	4,000,000
U.S. Treasury Bills, 0.15% due May 12, 2011	1.37	4,999,800	5,000,000
U.S. Treasury Bills, 0.055% due May 19, 2011	1.64	5,999,664	6,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	0.82	2,999,808	3,000,000
U.S. Treasury Bills, 0.11% due June 9, 2011	0.82	2,999,655	3,000,000
U.S. Treasury Bills, 0.09% due June 16, 2011	3.29	11,998,356	12,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	18.64	67,987,896	68,000,000
U.S. Treasury Bills, 0.10% due June 30, 2011	1.10	3,999,180	4,000,000

Total United States Treasury Obligations (cost $319,964,763)	87.71%	$319,980,634

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
118.8 million Australian Dollars vs. USD 121.5 million for settlement June 13, 2011	1.02%	$3,719,060
9,750.0 million Japanese Yen vs. USD 117.7 million for settlement June 13, 2011*	0.29	1,046,744
672.0 million Norwegian Krone vs. USD 120.9 million for settlement June 13, 2011	0.75	2,732,760
161.2 million New Zealand Dollars vs. USD 122.2 million for settlement June 13, 2011	1.12	4,110,890
110.6 million Swiss Francs vs. USD 121.0 million for settlement June 13, 2011*	(0.48)	(1,743,900)

Net Unrealized Appreciation on Futures Contracts	2.70%	$9,865,554

*	Positions represent futures contracts sold.

Net unrealized appreciation is comprised of unrealized gains of $11,658,054 and unrealized losses of $1,792,500 .

See accompanying notes to unaudited financial statements.

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

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$110,367	$56,596

Expenses
Management Fee	652,131	766,275
Brokerage Commissions and Fees	52,170	46,301

Total Expenses	704,301	812,576

Net investment income (loss)	(593,934)	(755,980)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	457	72
Futures	3,488,289	2,125,598

Net realized gain (loss)	3,488,746	2,125,670

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	3,197	(17,054)
Futures	5,840,404	(821,490)

Net change in unrealized gain (loss)	5,843,601	(838,544)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	9,332,347	1,287,126

Net Income (Loss)	$8,738,413	$531,146

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(3)

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund	$8,738,413	$531,143

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$(50)	$950	15,000,000	$445,836,638	$(89,700,331)	$356,136,307	$356,137,257

Sale of Shares					600,000	14,196,306		14,196,306	14,196,306

Redemption of Shares					(600,000)	(14,272,700)		(14,272,700)	(14,272,700)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(593,932)	(593,932)	(593,934)

Net realized gain (loss) on United States Treasury Obligations and Futures			10	10			3,488,736	3,488,736	3,488,746

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			15	15			5,843,586	5,843,586	5,843,601

Net Income (Loss)			23	23			8,738,390	8,738,390	8,738,413

Balance at March 31, 2011	40	$1,000	$(27)	$973	15,000,000	$445,760,244	$(80,961,941)	$364,798,303	$364,799,276

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$(59)	$941	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,277,801	$941	$423,278,742

Sale of Shares					600,000	14,238,686		14,238,686	14,238,686		14,238,686

Redemption of Shares					(1,600,000)	(37,005,058)		(37,005,058)	(37,005,058)		(37,005,058)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(755,976)	(755,976)	(755,978)	(2)	(755,980)

Net realized gain (loss) on United States Treasury Obligations and Futures			5	5			2,125,660	2,125,660	2,125,665	5	2,125,670

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			—	—			(838,544)	(838,544)	(838,544)	—	(838,544)

Net Income (Loss)			3	3			531,140	531,140	531,143	3	531,146

Balance at March 31, 2010	40	$1,000	$(56)	$944	17,000,000	$489,768,868	$(88,727,240)	$401,041,628	$401,042,572	$944	$401,043,516

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$8,738,413	$531,146
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(324,892,037)	(368,918,972)
Proceeds from securities sold and matured	329,999,426	389,998,961
Net accretion of discount on United States Treasury Obligations	(110,367)	(56,596)
Net realized (gain) loss on United States Treasury Obligations	(457)	(72)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(5,843,601)	838,544
Change in operating receivables and liabilities:
Payable for securities purchased	—	3,998,584
Management fee payable	(3,899)	(8,027)
Brokerage fee payable	12,989	(2,819)

Net cash provided by (used for) operating activities	7,900,467	26,380,749

Cash flows from financing activities:
Proceeds from sale of Shares	14,196,306	14,238,686
Redemption of Shares	(14,272,700)	(37,005,058)

Net cash provided by (used for) financing activities	(76,394)	(22,766,372)

Net change in cash held by broker	7,824,073	3,614,377
Cash held by broker at beginning of period	27,374,569	38,444,399

Cash held by broker at end of period	$35,198,642	$42,058,776

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

March 31, 2011

(1) Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund) was formed as a Delaware statutory trust on April 12, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The Fund was originally named “DB Currency Index Value Fund”. The Fund changed its name to “PowerShares DB G10 Currency Harvest Fund” effective July 20, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”).

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and Fund’s interests in DB G10 Currency Harvest Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

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

This Report covers the three months ended March 31, 2011 and 2010 (hereinafter referred to as the “Three Months Ended March 31, 2011” and the “Three Months Ended March 31, 2010”, respectively).

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of March 31, 2011 and December 31, 2010, the Fund had $365,044,830 (or 100%) and $356,373,721 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $17,722,868 (or 4.85%) and $17,985,982 (or 5.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of March 31, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

(3) Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund . The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $652,131 and $766,275, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $223,294 and $227,193, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $52,170 and $46,301, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $22,260 and $9,271, respectively.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and include the financial statement balances of the Fund and the Master Fund as applicable. As described in footnote 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on September 15, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances for periods described previously of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $17,722,868 and $17,985,982, respectively, which were restricted and held against initial margin of the open futures contracts. There was no amount payable for securities purchased as of March 31, 2011 or December 31, 2010.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of March 31, 2011 and December 31, 2010, the Fund had cash held by the Commodity Broker of $35,198,642 and $27,374,569, respectively. There were no cash equivalents held by the Fund as of March 31, 2011 and December 31, 2010.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2008.

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $9,865,554 and $4,025,150, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2011 and 2010.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$319,980,634	$324,974,002
Currency Futures Contracts (Level 1)	$9,865,554	$4,025,150

There were no Level 2 or Level 3 holdings as of March 31, 2011 and December 31, 2010.

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	600,000	600,000	$14,196,306	$14,238,686
Shares Redeemed	(600,000)	(1,600,000)	(14,272,700)	(37,005,058)

Net Increase/ (Decrease)	—	(1,000,000)	$(76,394)	$(22,766,372)

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$23.74	$23.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.62	0.11
Net investment income (loss)	(0.04)	(0.04)

Net income (loss)	0.58	0.07
Net asset value per Share, end of period	$24.32	$23.59

Market value per Share, beginning of period	$23.74	$23.54

Market value per Share, end of period	$24.36	$23.59

Ratio to average Net Assets*
Net investment income (loss)	(0.68)%	(0.74)%

Total expenses	0.81%	0.80%

Total Return, at net asset value**	2.44%	0.30%

Total Return, at market value**	2.61%	0.21%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB G10 Currency Harvest Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB G10 Currency Harvest Master Fund (the “Master Fund). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All references to historical results of the Fund include results of the Master Fund where the context requires.

The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is designed to reflect the return from investing on a 2:1 leveraged basis in long currency futures positions for certain currencies associated with relatively high yielding interest rates and in short currency futures positions for certain currencies associated with relatively low yielding interest rates.

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

The following table reflects the Fund and Index weights of each Index Currency as of March 31, 2011:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	— *	— *
Euro	—	—
Japanese Yen	(32.08%)	(32.07%)
Canadian Dollar	—	—
Swiss Franc	(33.01%)	(33.01%)
British Pound	—	—
Australian Dollar	33.35%	33.35%
New Zealand Dollar	33.48%	33.48%
Norwegian Krone	33.14%	33.14%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies (as hereinafter defined) associated with the three lowest interest rates. As a result, the Fund did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Fund re-balances.

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is a mathematical construct that is comprised of the Index Currencies, each of which is assigned an initial weight. As the value of the underlying Index Currencies changes, the relative weights of each of the Index Currencies will vary. The Index will be re-balanced at a pre-determined frequency in order to restore the target weights. As the Fund will invest in futures contracts tied to the underlying Index Currencies (and their corresponding target base weights) with a view to tracking the changes, whether positive or negative, in the changes in the levels of the Index, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of March 31, 2011 and December 31, 2010, the Fund had $365,044,830 (or 100%) and $356,373,721 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $17,722,868 (or 4.85%) and $17,985,982 (or 5.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of March 31, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to March 31, 2011, the Index level as calculated on an excess return basis has ranged from as high as USD 484.30 (March 31, 2011) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

To track the Index, the Fund generally will establish long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates and will adjust its holdings quarterly as the Index is adjusted. However, if the United States Dollar (“USD”) is among the Index Currencies from time-to-time, the Fund will not establish a long or short futures position (as the case may be) in USD, because USD is the Fund’s home currency and, as a consequence, the Fund never can enjoy profit or suffer loss from long or short futures positions in USD. When the USD is not associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be double the value of the Fund’s holdings of United States Treasury and other high credit quality short-term fixed income securities, which means the Fund will have a leverage ratio at such time of 2:1. If the USD is associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be approximately 1.66 times the value of the Fund’s holdings of United States Treasury and other high credit quality short-term fixed income securities, which means the Fund will have a leverage ratio at such time of approximately 1.66:1. Holding futures positions with a notional amount in excess of the Fund’s net asset value constitutes a form of leverage. The use of leverage will increase the potential for both trading profits and losses, depending on the changes, positive and negative, in the Index. The Fund’s ability to track the Index will not be affected by the presence or absence of the USD among the Index Currencies. Because the notional value of the Fund’s futures positions can rise or fall over time, the leverage ratio could be higher or lower between quarterly adjustments of the Index Currencies.

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

The Fund’s portfolio also will include United States Treasury securities and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner and the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange-traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This report covers the three months ended March 31, 2011 and 2010 (herein referred to as the “Three Months Ended March 31, 2011” and the “Three Months Ended March 31, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index - Total Return™ (“DBCFH-TR”™), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2011 and 2010” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended March 31, 2011 and 2010.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended March 31, 2011 and 2010

Underlying Index Currency	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position[1]			Short Position[1]
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Norwegian Krone (NOK)	2.09%	(0.74)%	N/A	N/A
Australian Dollar (AUD)	1.85%	0.99%	N/A	N/A
New Zealand Dollar (NZD)	1.33%	(0.50)%	N/A	N/A
Japanese Yen (JPY)	N/A	N/A	(0.64)%	0.15%
Swiss Franc (CHF)	N/A	N/A	(2.01)%	0.61%

	DBCFH-TR™ - Index Returns
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.03%	0.03%
DBCFH-TR™	2.64%	0.54%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended March 31, 2011, the Index (as per its rules) did not include a long or short USD futures position.

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a currency futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. The Managing Owner may in its discretion (and under circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The financial statements of the Fund include the consolidated financial statements of the Fund and Master Fund when applicable. As described above, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods prior to December 31, 2010. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

Operating Activities

Net cash flow provided by operating activities was $7.9 million and $26.4 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $324.9 million was paid to purchase United States Treasury Obligations and $330.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $368.9 million was paid to purchase United States Treasury Obligations and $390.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $5.8 million and decreased by $0.8 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $0.1 million and $22.8 million during the Three Months Ended March 31, 2011 and 2010, respectively. This included $14.2 million and $14.2 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

MARCH 31, 2011 AND 2010

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share increased 2.61% from $23.74 per Share to $24.36 per Share. The Share price low and high for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $22.63 per Share (-4.68%) on March 17, 2011, to a high of $24.36 per Share (+2.61%) on March 31, 2011.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share increased 2.44% from $23.74 per Share to $24.32 per Share. For the Three Months Ended March 31, 2011, gains in the long index currency positions in the Australian Dollar, Norwegian Krone and New Zealand Dollar were partially offset by losses in the short currency positions in the Japanese Yen and the Swiss Franc contributing to an overall 2.64% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended March 31, 2011, was $8.7 million, resulting from $0.1 million of interest income, net realized gains of $3.5 million, net unrealized gains of $5.8 million, and operating expenses of $0.7 million.

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

The Fund did not utilize, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Value at Risk (“VaR”), is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets. The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$365,044,830	0.82%	$6,929,117	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$356,373,721	0.82%	$6,795,465	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer, and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011 except for the following:

(29) The Effect Of Market Disruptions and Government Intervention Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

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

(30) Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Dodd-Frank Act require rulemaking by the applicable regulators before becoming fully effective and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Dodd-Frank Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	600,000	$23.79
Three Months Ended March 31, 2010	1,600,000	$23.13

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

Dated: May 9, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1