Form 10-Q
period 2011-06-30
PowerShares DB G10 Currency Harvest Fund
filed 2011-08-05
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of June 30, 2011: 15,400,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED JUNE 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4.	CONTROLS AND PROCEDURES	33

PART II.	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Reserved	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

SIGNATURES		36

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $338,987,903 and $324,961,328 respectively)	$338,996,135	$324,974,002
Cash held by broker	36,954,180	27,374,569
Net unrealized appreciation (depreciation) on futures contracts	4,371,265	4,025,150

Deposits with broker	380,321,580	356,373,721

Receivable for shares issued	9,869,148	—

Total assets	$390,190,728	$356,373,721

Liabilities
Payable for securities purchased	$9,999,500	$—
Management fee payable	226,417	227,193
Brokerage fee payable	1,674	9,271

Total liabilities	10,227,591	236,464

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(13)	(50)

Total General shares	987	950

Shares:
Paid in capital—15,400,000 and 15,000,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	455,903,986	445,836,638
Accumulated earnings (deficit)	(75,941,836)	(89,700,331)

Total Shares	379,962,150	356,136,307

Total shareholders’ equity	379,963,137	356,137,257

Total liabilities and equity	$390,190,728	$356,373,721

Net asset value per share
General shares	$24.68	$23.75
Shares	$24.67	$23.74

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.005% due July 7, 2011	13.69%	$51,999,948	$52,000,000
U.S. Treasury Bills, 0.015% due July 14, 2011	4.74	17,999,964	18,000,000
U.S. Treasury Bills, 0.005% due July 21, 2011	41.06	155,999,064	156,000,000
U.S. Treasury Bills, 0.005% due July 28, 2011	1.05	3,999,984	4,000,000
U.S. Treasury Bills, 0.025% due August 11, 2011	3.68	13,999,916	14,000,000
U.S. Treasury Bills, 0.03% due August 18, 2011	1.58	5,999,958	6,000,000
U.S. Treasury Bills, 0.055% due August 25, 2011	0.79	2,999,976	3,000,000
U.S. Treasury Bills, 0.06% due September 1, 2011	1.05	3,999,952	4,000,000
U.S. Treasury Bills, 0.045% due September 8, 2011	0.79	2,999,970	3,000,000
U.S. Treasury Bills, 0.05% due September 15, 2011	0.53	1,999,958	2,000,000
U.S. Treasury Bills, 0.035% due September 22, 2011	16.58	62,997,795	63,000,000
U.S. Treasury Bills, 0.025% due September 29, 2011	3.68	13,999,650	14,000,000

Total United States Treasury Obligations (cost $338,987,903)	89.22%	$338,996,135

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
120.1 million Australian Dollars vs. USD 127.1 million for settlement September 19, 2011	0.48%	$1,806,845
10,062.5 million Japanese Yen vs. USD 124.7 million for settlement September 19, 2011*	0.06	214,638
692.0 million Norwegian Krone vs. USD 128.2 million for settlement September 19, 2011	0.16	612,265
153.3 million New Zealand Dollars vs. USD 125.8 million for settlement September 19, 2011	0.52	1,993,830
105.5 million Swiss Francs vs. USD 125.4 million for settlement September 19, 2011*	(0.07)	(256,313)

Net Unrealized Appreciation on Futures Contracts	1.15%	$4,371,265

*Positions	represent futures contracts sold.

Net unrealized appreciation is comprised of unrealized gains of $4,627,840 and unrealized losses of $256,575.

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

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$59,931	$127,533	$170,298	$184,129

Expenses
Management Fee	690,707	751,094	1,342,838	1,517,369
Brokerage Commissions and Fees	19,541	52,089	71,711	98,390

Total Expenses	710,248	803,183	1,414,549	1,615,759

Net investment income (loss)	(650,317)	(675,650)	(1,244,251)	(1,431,630)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,576	215	2,033	287
Futures	11,170,788	(13,484,786)	14,659,077	(11,359,188)

Net realized gain (loss)	11,172,364	(13,484,571)	14,661,110	(11,358,901)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(7,639)	(348)	(4,442)	(17,402)
Futures	(5,494,289)	(15,467,761)	346,115	(16,289,251)

Net change in unrealized gain (loss)	(5,501,928)	(15,468,109)	341,673	(16,306,653)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	5,670,436	(28,952,680)	15,002,783	(27,665,554)

Net Income (Loss)	$5,020,119	$(29,628,330)	$13,758,532	$(29,097,184)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	66	—	63

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund DB G10 Currency Harvest Fund
	$5,020,119	$(29,628,264)	$13,758,532	$(29,097,121)

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2011	40	$1,000	$(27)	$973	15,000,000	$445,760,244	$(80,961,941)	$364,798,303	$364,799,276

Sale of Shares					1,200,000	29,530,054		29,530,054	29,530,054

Redemption of Shares					(800,000)	(19,386,312)		(19,386,312)	(19,386,312)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(650,314)	(650,314)	(650,317)

Net realized gain (loss) on United States Treasury Obligations and Futures			30	30			11,172,334	11,172,334	11,172,364

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(13)	(13)			(5,501,915)	(5,501,915)	(5,501,928)

Net Income (Loss)			14	14			5,020,105	5,020,105	5,020,119

Balance at June 30, 2011	40	$1,000	$(13)	$987	15,400,000	$455,903,986	$(75,941,836)	$379,962,150	$379,963,137

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$(56)	$944	17,000,000	$489,768,868	$(88,727,240)	$401,041,628	$401,042,572	$944	$401,043,516

Sale of Shares					1,000,000	24,017,808		24,017,808	24,017,808		24,017,808

Redemption of Shares					(1,200,000)	(26,831,622)		(26,831,622)	(26,831,622)		(26,831,622)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(675,646)	(675,646)	(675,648)	(2)	(675,650)

Net realized gain (loss) on United States Treasury Obligations and Futures			(32)	(32)			(13,484,507)	(13,484,507)	(13,484,539)	(32)	(13,484,571)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(32)	(32)			(15,468,045)	(15,468,045)	(15,468,077)	(32)	(15,468,109)

Net Income (Loss)			(66)	(66)			(29,628,198)	(29,628,198)	(29,628,264)	(66)	(29,628,330)

Balance at June 30, 2010	40	$1,000	$(122)	$878	16,800,000	$486,955,054	$(118,355,438)	$368,599,616	$368,600,494	$878	$368,601,372

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$(50)	$950	15,000,000	$445,836,638	$(89,700,331)	$356,136,307	$356,137,257

Sale of Shares					1,800,000	43,726,360		43,726,360	43,726,360

Redemption of Shares					(1,400,000)	(33,659,012)		(33,659,012)	(33,659,012)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(1,244,246)	(1,244,246)	(1,244,251)

Net realized gain (loss) on United States Treasury Obligations and Futures			40	40			14,661,070	14,661,070	14,661,110

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			2	2			341,671	341,671	341,673

Net Income (Loss)			37	37			13,758,495	13,758,495	13,758,532

Balance at June 30, 2011	40	$1,000	$(13)	$987	15,400,000	$455,903,986	$(75,941,836)	$379,962,150	$379,963,137

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(59)	$941	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,277,801	$941	$423,278,742
Sale of Shares					1,600,000	38,256,494		38,256,494	38,256,494		38,256,494
Redemption of Shares					(2,800,000)	(63,836,680)		(63,836,680)	(63,836,680)		(63,836,680)
Net Income (Loss) Net investment income (loss)			(4)	(4)			(1,431,622)	(1,431,622)	(1,431,626)	(4)	(1,431,630)
Net realized gain (loss) on United States Treasury Obligations and Futures			(27)	(27)			(11,358,847)	(11,358,847)	(11,358,874)	(27)	(11,358,901)
Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			(32)	(32)			(16,306,589)	(16,306,589)	(16,306,621)	(32)	(16,306,653)

Net Income (Loss)			(63)	(63)			(29,097,058)	(29,097,058)	(29,097,121)	(63)	(29,097,184)

Balance at June 30, 2010	40	$1,000	$(122)	$878	16,800,000	$486,955,054	$(118,355,438)	$368,599,616	$368,600,494	$878	$368,601,372

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$13,758,532	$(29,097,184)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(673,853,367)	(731,791,729)
Proceeds from securities sold and matured	659,999,123	745,996,973
Net accretion of discount on United States Treasury Obligations	(170,298)	(184,129)
Net realized (gain) loss on United States Treasury Obligations	(2,033)	(287)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(341,673)	16,306,653
Change in operating receivables and liabilities:
Payable for securities purchased	9,999,500	3,998,483
Management fee payable	(776)	(29,518)
Brokerage fee payable	(7,597)	465

Net cash provided by (used for) operating activities	9,381,411	5,199,727

Cash flows from financing activities:
Proceeds from sale of Shares	43,726,360	38,256,494
Receivable for Shares issued	(9,869,148)	—
Redemption of Shares	(33,659,012)	(63,836,680)

Net cash provided by (used for) financing activities	198,200	(25,580,186)

Net change in cash held by broker	9,579,611	(20,380,459)
Cash held by broker at beginning of period	27,374,569	38,444,399

Cash held by broker at end of period	$36,954,180	$18,063,940

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

June 30, 2011

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in DB G10 Currency Harvest Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

This Report covers the three months ended June 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended June 30, 2011” and the “Three Months Ended June 30, 2010”, respectively) and the six months ended June 30, 2011 and 2010 (hereinafter referred to as the “Six Months Ended June 30, 2011” and the “Six Months Ended June 30, 2010”, respectively).

(2) Fund Investment Overview

The Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index — Excess Return™, (the “Index”), with a view to tracking the changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s currency futures broker as margin.

The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time (each an “Index Currency”, and collectively, the “Index Currencies”), are six of the following Group of Ten currencies: United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona, or, collectively, the Eligible Index Currencies. At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is generally 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or the three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2011 and December 31, 2010, the Fund had $380,321,580 (or 97.47%) and $356,373,721 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $14,216,287 (or 3.74%) and $17,985,982 (or 5.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of June 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

DBCFHX™ and Deutsche Bank Liquid Currency Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. The Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $690,707 and $751,094, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $1,342,838 and $1,517,369, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $226,417 and $227,193, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $19,541 and $52,089, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $71,711 and $98,390, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $1,674 and $9,271, respectively.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in note 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on September 15, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund were consolidated with the Fund’s financial statement balances for the periods previously described, and all significant inter-company balances and transactions have been eliminated.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $14,216,287 and $17,985,982, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $10,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2011. As a result, a payable for securities purchased is reported for $9,999,500. There was no amount payable for securities purchased as of December 31, 2010.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of June 30, 2011 and December 31, 2010, the Fund had $36,954,180 and $27,374,569, respectively, of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of June 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $4,371,265 and $4,025,150, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$338,996,135	$324,974,002
Currency Futures Contracts (Level 1)	$4,371,265	$4,025,150

There were no Level 2 or Level 3 holdings as of June 30, 2011 and December 31, 2010.

(6) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are currency futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2011 and 2010

and the Six Months Ended June 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	1,200,000	1,000,000	$29,530,054	$24,017,808	1,800,000	1,600,000	$43,726,360	$38,256,494
Shares Redeemed	(800,000)	(1,200,000)	(19,386,312)	(26,831,622)	(1,400,000)	(2,800,000)	(33,659,012)	(63,836,680)

Net Increase/ (Decrease)	400,000	(200,000)	$10,143,742	$(2,813,814)	400,000	(1,200,000)	$10,067,348	$(25,580,186)

(8) Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2011 and 2010 and for the Six Months Ended June 30, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$24.32	$23.59	$23.74	$23.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.39	(1.61)	1.01	(1.50)
Net investment income (loss)	(0.04)	(0.04)	(0.08)	(0.08)

Net income (loss)	0.35	(1.65)	0.93	(1.58)
Net asset value per Share, end of period	$24.67	$21.94	$24.67	$21.94

Market value per Share, beginning of period	$24.36	$23.59	$23.74	$23.54

Market value per Share, end of period	$24.78	$21.79	$24.78	$21.79

Ratio to average Net Assets*
Net investment income (loss)	(0.71)%	(0.68)%	(0.69)%	(0.71)%

Total expenses	0.77%	0.80%	0.79%	0.80%

Total Return, at net asset value **	1.44%	(6.99)%	3.92%	(6.72)%

Total Return, at market value **	1.72%	(7.63)%	4.38%	(7.43)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB G10 Currency Harvest Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB G10 Currency Harvest Master Fund (the “Master Fund). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities to the Fund and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All references to historical results of the Fund include results of the Master Fund where the context requires.

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

The futures contracts referencing each of the Eligible Index Currencies (except USD) in which the Fund invests are currently traded on the Chicago Mercantile Exchange (the “CME”), although currency futures contracts on the Eligible Index Currencies also trade on other exchanges in the United States and the Fund may invest in such contracts.

At any time, the Index is comprised of long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates. The Index’s six component currencies from time-to-time, comprised of the three long and three short futures positions (each an “Index Currency”, and collectively, the “Index Currencies”), are used to calculate the value of the Index. The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Currencies.

The following table reflects the Fund and Index weights of each Index Currency as of June 30, 2011:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	— *	— *
Euro	—	—
Japanese Yen	(32.76)%	(32.76)%
Canadian Dollar	—	—
Swiss Franc	(32.90)%	(32.89)%
British Pound	—	—
Australian Dollar	33.42%	33.41%
New Zealand Dollar	33.05%	33.06%
Norwegian Krone	33.53%	33.54%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies (as hereinafter defined) associated with the three lowest interest rates. As a result, the Fund did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Fund re-balances.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2011 and December 31, 2010, the Fund had $380,321,580 (or 97.47%) and $356,373,721 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $14,216,287 (or 3.74%) and $17,985,982 (or 5.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of June 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to June 30, 2011, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

To track the Index, the Fund generally will establish long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates and will adjust its holdings quarterly as the Index is adjusted. However, if the United States Dollar (“USD”) is among the Index Currencies from time-to-time, the Fund will not establish a long or short futures position (as the case may be) in USD, because USD is the Fund’s home currency and, as a consequence, the Fund can never enjoy profit or suffer loss from long or short futures positions in USD. When the USD is not associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be double the value of the Fund’s holdings of United States Treasury and other high credit quality short-term fixed income securities, which means the Fund will have a leverage ratio at such time of 2:1. If the USD is associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be approximately 1.66 times the value of the Fund’s holdings of United States Treasury and other high credit quality short-term fixed income securities, which means the Fund will have a leverage ratio at such time of approximately 1.66:1. Holding futures positions with a notional amount in excess of the Fund’s net asset value constitutes a form of leverage. The use of leverage will increase the potential for both trading profits and losses, depending on the changes, positive and negative, in the Index. The Fund’s ability to track the Index will not be affected by the presence or absence of the USD among the Index Currencies. Because the notional value of the Fund’s futures positions can rise or fall over time, the leverage ratio could be higher or lower between quarterly adjustments of the Index Currencies.

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

Performance Summary

This Report covers the three months ended June 30, 2011 and 2010 (herein referred to as the “Three Months Ended June 30, 2011” and the “Three Months Ended June 30, 2010”, respectively) and the six months ended June 30, 2011 and 2010 (hereinafter referred to as the “Six Months Ended June 30, 2011” and the “Six Months Ended June 30, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund is detailed below in “Results of Operations”. Past performance of the Fund and the exchange traded Shares are not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index — Total Return™ (“DBCFH-TR™”), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR™ is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended June 30, 2011 and 2010

and the Six Months Ended June 30, 2011 and 2010

Underlying Index Currency	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position[1]				Short Position[1]
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Norwegian Krone (NOK)	1.05%	3.12%	(2.58)%	(3.42)%	N/A	N/A	N/A	N/A
Australian Dollar (AUD)	1.56%	2.42%	(2.32)%	(1.38)%	N/A	N/A	N/A	N/A
New Zealand Dollar (NZD)	3.02%	2.64%	(0.85)%	(1.35)%	N/A	N/A	N/A	N/A
Japanese Yen (JPY)	N/A	N/A	N/A	N/A	(1.03)%	(0.25)%	(1.76)%	(1.60)%
Swiss Franc (CHF)	N/A	N/A	N/A	N/A	(2.95)%	(3.63)%	0.66%	1.38%

	DBCFH-TR™ - Index Returns
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.01%	0.04%	0.03%	0.06%
DBCFH-TR™	1.65%	4.34%	(6.81)%	(6.31)%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended June 30, 2011, the Index (as per its rules) did not include a long or short USD futures position.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBCFH-TR™. The only difference between the Index and the DBCFH-TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBCFH-TR™ does include such a component. Thus, the difference between the Index and the DBCFH-TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBCFH-TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The financial statements of the Fund include the consolidated financial statements of the Fund and Master Fund when applicable. As described above, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for all periods prior to December 31, 2010. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

The Fund’s foreign currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Although the Eligible Index Currencies that the Fund invests in are not currently subject to daily limits, the Eligible Index Currencies could become subject to such limits in the future. Such market conditions could prevent the Fund from promptly liquidating its currency futures positions.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

Authorized Participants may also redeem Baskets of Shares. On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow only Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by operating activities was $9.4 million and $5.2 million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $673.9 million was paid to purchase United States Treasury Obligations and $660.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $731.8 million was paid to purchase United States Treasury Obligations and $746.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $0.3 million and decreased by $16.3 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $0.2 million and $(25.6) million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $43.7 million and $38.3 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the Index Currencies. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Currencies, which may compel the Fund to trade futures or other instruments that are not the Index Currencies as proxies for the Index Currencies. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Currencies as proxies for the Index Currencies could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBV, FBVNV AND DBCFHX FOR THE THREE MONTHS ENDED

JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD MARCH 1993 THROUGH NOVEMBER 2005, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX CURRENCIES, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 1.72% from $24.36 per Share to $24.78 per Share. The Share price low and high for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a low of $24.10 per Share (-1.07%) on May 5, 2011, to a high of $25.14 per Share (+3.20%) on April 27, 2011.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share increased 1.44% from $24.32 per Share to $24.67 per Share. For the Three Months Ended June 30, 2011, gains in the long index currency positions in the Australian Dollar, Norwegian Krone and New Zealand Dollar were partially offset by losses in the short currency positions in the Japanese Yen and the Swiss Franc contributing to an overall 1.65% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended June 30, 2011, was $5.0 million, resulting from $0.1 million of interest income, net realized gains of $11.1 million, net unrealized losses of $5.5 million, and operating expenses of $0.7 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 4.38% from $23.74 per Share to $24.78 per Share. The Share price low and high for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $22.63 per Share (-4.68%) on March 17, 2011, to a high of $25.14 per Share (+5.90%) on April 27, 2011.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share increased 3.92% from $23.74 per Share to $24.67 per Share. For the Six Months Ended June 30, 2011, gains in the long index currency positions in the Australian Dollar, Norwegian Krone and New Zealand Dollar were partially offset by losses in the short currency positions in the Japanese Yen and the Swiss Franc contributing to an overall 4.34% increase in the level of the DBCFH-TR™.

Net income for the Six Months Ended June 30, 2011, was $13.8 million, resulting from $0.2 million of interest income, net realized gains of $14.7 million, net unrealized gains of $0.3 million, and operating expenses of $1.4 million.

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

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are currency futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets. The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$390,190,728	0.70%	$6,184,507	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$356,373,721	0.82%	$6,795,465	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	800,000	$24.23
Three Months Ended June 30, 2010	1,200,000	$22.36

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

Dated: August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

E-1