Form 10-Q
period 2011-09-30
PowerShares DB G10 Currency Harvest Fund
filed 2011-11-07
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of September 30, 2011: 13,000,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2011

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
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $275,995,960 and $324,961,328 respectively)	$275,997,523	$324,974,002
Cash held by broker	37,569,291	27,374,569
Net unrealized appreciation (depreciation) on futures contracts	(14,797,115)	4,025,150

Deposits with broker	298,769,699	356,373,721

Total assets	$298,769,699	$356,373,721

Liabilities
Management fee payable	$202,211	$227,193
Brokerage fee payable	2,698	9,271

Total liabilities	204,909	236,464

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(81)	(50)

Total General shares	919	950

Shares:
Paid in capital—13,000,000 and 15,000,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	401,242,778	445,836,638
Accumulated earnings (deficit)	(102,678,907)	(89,700,331)

Total Shares	298,563,871	356,136,307

Total shareholders’ equity	298,564,790	356,137,257

Total liabilities and equity	$298,769,699	$356,373,721

Net asset value per share
General shares	$22.98	$23.75
Shares	$22.97	$23.74

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.02% due October 6, 2011	9.71%	$28,999,971	$29,000,000
U.S. Treasury Bills, 0.025% due October 13, 2011	3.01	8,999,973	9,000,000
U.S. Treasury Bills, 0.015% due October 20, 2011	52.25	155,999,064	156,000,000
U.S. Treasury Bills, 0.055% due October 27, 2011	3.01	8,999,928	9,000,000
U.S. Treasury Bills, 0.045% due November 10, 2011	4.69	13,999,860	14,000,000
U.S. Treasury Bills, 0.035% due November 17, 2011	5.36	15,999,792	16,000,000
U.S. Treasury Bills, 0.015% due November 25, 2011	1.01	2,999,946	3,000,000
U.S. Treasury Bills, 0.015% due December 1, 2011	4.69	13,999,776	14,000,000
U.S. Treasury Bills, 0.03% due December 8, 2011	1.01	2,999,949	3,000,000
U.S. Treasury Bills, 0.01% due December 15, 2011	0.67	1,999,950	2,000,000
U.S. Treasury Bills, 0.01% due December 22, 2011	2.34	6,999,804	7,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	4.69	13,999,510	14,000,000

Total United States Treasury Obligations (cost $275,995,960)	92.44%	$275,997,523

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
102.9 million Australian Dollars vs. USD 100.0 million for settlement December 19, 2011	(2.17)%	$(6,480,270)
8,100.0 million Japanese Yen vs. USD 105.1 million for settlement December 19, 2011*	0.15	461,375
128.0 million New Zealand Dollars vs. USD 97.8 million for settlement December 19, 2011	(2.66)	(7,940,570)
592.0 million Norwegian Krone vs. USD 100.8 million for settlement December 19, 2011	(1.59)	(4,744,700)
92.3 million Swiss Francs vs. USD 101.6 million for settlement December 19, 2011*	1.31	3,907,050

Net Unrealized Depreciation on Futures Contracts	(4.96)%	$(14,797,115)

*	Positions represent futures contracts sold.

Net unrealized depreciation is comprised of unrealized losses of $19,165,540 and unrealized gains of $4,368,425.

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

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$20,961	$125,577	$191,259	$309,706

Expenses
Management Fee	674,235	685,155	2,017,073	2,202,524
Brokerage Commissions and Fees	41,938	47,812	113,649	146,202

Total Expenses	716,173	732,967	2,130,722	2,348,726

Net investment income (loss)	(695,212)	(607,390)	(1,939,463)	(2,039,020)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	1,930	184	3,963	471
Futures	(6,868,808)	270,098	7,790,269	(11,089,090)

Net realized gain (loss)	(6,866,878)	270,282	7,794,232	(11,088,619)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(6,669)	14,679	(11,111)	(2,723)
Futures	(19,168,380)	20,918,226	(18,822,265)	4,628,975

Net change in unrealized gain (loss)	(19,175,049)	20,932,905	(18,833,376)	4,626,252

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(26,041,927)	21,203,187	(11,039,144)	(6,462,367)

Net Income (Loss)	$(26,737,139)	$20,595,797	$(12,978,607)	$(8,501,387)

Less: net (income) loss attributed to the non-controlling interest in subsidiary-related party	—	(51)	—	12

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund	$(26,737,139)	$20,595,746	$(12,978,607)	$(8,501,375)

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2011	40	$1,000	$(13)	$987	15,400,000	$455,903,986	$(75,941,836)	$379,962,150	$379,963,137

Sale of Shares					2,200,000	53,100,886		53,100,886	53,100,886

Redemption of Shares					(4,600,000)	(107,762,094)		(107,762,094)	(107,762,094)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(695,210)	(695,210)	(695,212)

Net realized gain (loss) on United States Treasury Obligations and Futures			(19)	(19)			(6,866,859)	(6,866,859)	(6,866,878)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(47)	(47)			(19,175,002)	(19,175,002)	(19,175,049)

Net Income (Loss)			(68)	(68)			(26,737,071)	(26,737,071)	(26,737,139)

Balance at September 30, 2011	40	$1,000	$(81)	$919	13,000,000	$401,242,778	$(102,678,907)	$298,563,871	$298,564,790

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(122)	$878	16,800,000	$486,955,054	$(118,355,438)	$368,599,616	$368,600,494	$878	$368,601,372

Sale of Shares					200,000	4,518,528		4,518,528			4,518,528

Redemption of Shares					(1,200,000)	(26,801,334)		(26,801,334)	(26,801,334)		(26,801,334)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(607,386)	(607,386)	(607,388)	(2)	(607,390)

Net realized gain (loss) on United States Treasury Obligations and Futures		1	1	1			270,280	270,280	270,281	1	270,282

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			52	52			20,932,801	20,932,801	20,932,853	52	20,932,905

Net Income (Loss)			51	51			20,595,695	20,595,695	20,595,746	51	20,595,797

Balance at September 30, 2010	40	$1,000	$(71)	$929	15,800,000	$464,672,248	$(97,759,743)	$366,912,505	$366,913,434	$929	$366,914,363

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$(50)	$950	15,000,000	$445,836,638	$(89,700,331)	$356,136,307	$356,137,257

Sale of Shares					4,000,000	96,827,246		96,827,246	96,827,246

Redemption of Shares					(6,000,000)	(141,421,106)		(141,421,106)	(141,421,106)

Net Income (Loss)

Net investment income (loss)			(7)	(7)			(1,939,456)	(1,939,456)	(1,939,463)

Net realized gain (loss) on United States Treasury Obligations and Futures			21	21			7,794,211	7,794,211	7,794,232

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(45)	(45)			(18,833,331)	(18,833,331)	(18,833,376)

Net Income (Loss)			(31)	(31)			(12,978,576)	(12,978,576)	(12,978,607)

Balance at September 30, 2011	40	$1,000	$(81)	$919	13,000,000	$401,242,778	$(102,678,907)	$298,563,871	$298,564,790

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(59)	$941	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,277,801	$941	$423,278,742

Sale of Shares					1,800,000	42,775,022		42,775,022	42,775,022		42,775,022

Redemption of Shares					(4,000,000)	(90,638,014)		(90,638,014)	(90,638,014)		(90,638,014)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(2,039,008)	(2,039,008)	(2,039,014)	(6)	(2,039,020)

Net realized gain (loss) on United States Treasury Obligations and Futures			(26)	(26)			(11,088,567)	(11,088,567)	(11,088,593)	(26)	(11,088,619)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			20	20			4,626,212	4,626,212	4,626,232	20	4,626,252

Net Income (Loss)			(12)	(12)			(8,501,363)	(8,501,363)	(8,501,375)	(12)	(8,501,387)

Balance at September 30, 2010	40	$1,000	$(71)	$929	15,800,000	$464,672,248	$(97,759,743)	$366,912,505	$366,913,434	$929	$366,914,363

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(12,978,607)	$(8,501,387)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,001,837,303)	(1,079,658,076)
Proceeds from securities sold and matured	1,050,997,896	1,116,995,176
Net accretion of discount on United States Treasury Obligations	(191,262)	(309,706)
Net realized (gain) loss on United States Treasury Obligations	(3,963)	(471)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	18,833,376	(4,626,252)
Change in operating receivables and liabilities:
Management fee payable	(24,982)	(43,357)
Brokerage fee payable	(6,573)	4,648

Net cash provided by (used for) operating activities	54,788,582	23,860,575

Cash flows from financing activities:
Proceeds from sale of Shares	96,827,246	42,775,022
Redemption of Shares	(141,421,106)	(90,638,014)

Net cash provided by (used for) financing activities	(44,593,860)	(47,862,992)

Net change in cash held by broker	10,194,722	(24,002,417)
Cash held by broker at beginning of period	27,374,569	38,444,399

Cash held by broker at end of period	$37,569,291	$14,441,982

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

September 30, 2011

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

This Report covers the three months ended September 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended September 30, 2011” and the “Three Months Ended September 30, 2010”, respectively) and the nine months ended September 30, 2011 and 2010 (hereinafter referred to as the “Nine Months Ended September 30, 2011” and the “Nine Months Ended September 30, 2010”, respectively).

(2) Fund Investment Overview

The Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™, (the “Index”), with a view to tracking the changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s currency futures broker as margin.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of September 30, 2011 and December 31, 2010, the Fund had $298,769,699 (or 100%) and $356,373,721 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $16,256,970 (or 5.44%) and $17,985,982 (or 5.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of September 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

DBCFHX™ and Deutsche Bank Liquid Currency Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. The Fund

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $674,235 and $685,155, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $2,017,073 and $2,202,524, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $202,211 and $227,193, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $41,938 and $47,812, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $113,649 and $146,202, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $2,698 and $9,271, respectively.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $16,256,970 and $17,985,982, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of September 30, 2011, the Fund had $37,569,291 of cash held with the Commodity Broker of which $14,797,115 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010, the Fund had $27,374,569 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $14,797,115 and a net unrealized appreciation position of $4,025,150, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$275,997,523	$324,974,002
Currency Futures Contracts (Level 1)	$(14,797,115)	$4,025,150

There were no Level 2 or Level 3 holdings as of September 30, 2011 and December 31, 2010.

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

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2011 and 2010

and the Nine Months Ended September 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	2,200,000	200,000	$53,100,886	$4,518,528	4,000,000	1,800,000	$96,827,246	$42,775,022
Shares Redeemed	(4,600,000)	(1,200,000)	(107,762,094)	(26,801,334)	(6,000,000)	(4,000,000)	(141,421,106)	(90,638,014)

Net Increase/ (Decrease)	(2,400,000)	(1,000,000)	$(54,661,208)	$(22,282,806)	(2,000,000)	(2,200,000)	$(44,593,860)	$(47,862,992)

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2011 and 2010 and for the Nine Months Ended September 30, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$24.67	$21.94	$23.74	$23.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.65)	1.32	(0.64)	(0.18)
Net investment income (loss)	(0.05)	(0.04)	(0.13)	(0.12)

Net income (loss)	(1.70)	1.28	(0.77)	(0.30)
Net asset value per Share, end of period	$22.97	$23.22	$22.97	$23.22

Market value per Share, beginning of period	$24.78	$21.79	$23.74	$23.54

Market value per Share, end of period	$22.95	$23.24	$22.95	$23.24

Ratio to average Net Assets*
Net investment income (loss)	(0.78)%	(0.66)%	(0.72)%	(0.69)%

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total expenses	0.80%	0.80%	0.79%	0.80%

Total Return, at net asset value **	(6.89)%	5.83%	(3.24)%	(1.28)%

Total Return, at market value **	(7.38)%	6.65%	(3.33)%	(1.27)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The following table reflects the Fund and Index weights of each Index Currency as of September 30, 2011:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	— *	— *
Euro	—	—
Japanese Yen	(34.97%)	(35.00%)
Canadian Dollar	—	—
Swiss Franc	(33.92%)	(33.92%)
British Pound	—	—
Australian Dollar	32.88%	32.86%
New Zealand Dollar	32.31%	32.32%
Norwegian Krone	33.53%	33.53%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies (as hereinafter defined) associated with the three lowest interest rates. As a result, the Fund did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Fund re-balances.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of September 30, 2011 and December 31, 2010, the Fund had $298,769,699 (or 100%) and $356,373,721 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $16,256,970 (or 5.44%) and $17,985,982 (or 5.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of September 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to September 30, 2011, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

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

Performance Summary

This Report covers the three months ended September 30, 2011 and 2010 (herein referred to as the “Three Months Ended September 30, 2011” and the “Three Months Ended September 30, 2010”, respectively) and the nine months ended September 30, 2011 and 2010 (hereinafter referred to as the “Nine Months Ended September 30, 2011” and the “Nine Months Ended September 30, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund is detailed below in “Results of Operations”. Past performance of the Fund and the exchange traded Shares are not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index—Total Return™ (“DBCFH-TR™”), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR™ is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended September 30, 2011 and 2010

and the Nine Months Ended September 30, 2011 and 2010

Underlying Index Currency	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position[1]				Short Position[1]
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Norwegian Krone (NOK)	(2.50)%	3.63%	0.53%	0.09%	N/A	N/A	N/A	N/A
Australian Dollar (AUD)	(2.87)%	5.24%	(0.57)%	3.72%	N/A	N/A	N/A	N/A
New Zealand Dollar (NZD)	(2.33)%	2.62%	0.22%	1.14%	N/A	N/A	N/A	N/A
Japanese Yen (JPY)	N/A	N/A	N/A	N/A	(1.42)%	(2.10)%	(1.75)%	(3.72)%
Swiss Franc (CHF)	N/A	N/A	N/A	N/A	2.46%	(3.36)%	(1.10)%	(1.95)%

	DBCFH-TR™ - Index Returns
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.00%	0.04%	0.05%	0.10%
DBCFH-TR™	(6.67)%	6.07%	(2.62)%	(0.62)%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended September 30, 2011, the Index (as per its rules) did not include a long or short USD futures position.

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

Operating Activities

Net cash flow provided by operating activities was $54.8 million and $23.9 million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $1,001.8 million was paid to purchase United States Treasury Obligations and $1,051.0 million was received from sales and maturing contracts. During the Nine Months Ended September

30, 2010, $1,079.7 million was paid to purchase United States Treasury Obligations and $1,117.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $18.8 million and increased by $4.6 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(44.6) million and $(47.9) million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $96.8 million and $42.8 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The Fund was launched on September 15, 2006 at $25.00 per Share. The Shares traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBV”), (ii) the Fund’s NAV (as reflected by the graph “FBVNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBCFHX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

SEPTEMBER 30, 2011 AND 2010 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 7.38% from $24.78 per Share to $22.95 per Share. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a high of $24.97 per Share (+0.77%) on July 7, 2011, to a low of $22.24 per Share (-10.25%) on August 10, 2011.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 6.89% from $24.67 per Share to $22.97 per Share. For the Three Months Ended September 30, 2011, losses in the long index currency positions in the Australian Dollar, Norwegian Krone and New Zealand Dollar and the short index currency positions in the Japanese Yen were partially offset by gains in the short currency positions in the Swiss Franc contributing to an overall 6.67% decrease in the level of the DBCFH-TR™.

Net loss for the Three Months Ended September 30, 2011, was $26.8 million, resulting from $0.01 million of interest income, net realized loss of $6.9 million, net unrealized losses of $19.2 million, and operating expenses of $0.7 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 3.33% from $23.74 per Share to $22.95 per Share. The Share price high and low for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $25.14 per Share (+5.90%) on April 27, 2011, to a low of $22.24 per Share (-6.32%) on August 10, 2011.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share decreased 3.24% from $23.74 per Share to $22.97 per Share. For the Nine Months Ended September 30, 2011, losses in the long index currency positions in the Australian Dollar and the short currency positions in the Japanese Yen and the Swiss Franc were partially offset by gains in the long currency positions in the Norwegian Krone and New Zealand Dollar contributing to an overall 2.62% decrease in the level of the DBCFH-TR™.

Net loss for the Nine Months Ended September 30, 2011, was $13.0 million, resulting from $0.2 million of interest income, net realized gains of $7.8 million, net unrealized losses of $18.9 million, and operating expenses of $2.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets. The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$298,769,699	0.82%	$5,701,008	8

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$356,373,721	0.82%	$6,795,465	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	4,600,000	$23.43
Three Months Ended September 30, 2010	1,200,000	$22.33

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

Dated: November 7, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

E-1