Form 10-K
period 2011-12-31
PowerShares DB G10 Currency Harvest Fund
filed 2012-02-28
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $381,612,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 13,600,000

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

Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund”) was formed as a Delaware statutory trust on April 12, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”) seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. DBCS is the Managing Owner of the Fund. The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”).

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

Fund Investment Overview

The Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”) with a view to tracking the changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s currency futures broker as margin.

The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time (each an “Index Currency”, and collectively, the “Index Currencies”) are six of the following Group of Ten currencies: United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona, or, collectively, the Eligible Index Currencies. At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is generally 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

A Trademark application for Deutsche Bank G10 Currency Future Harvest Index™ was granted in May 2008. Any use of this trademark must be with the consent of or under license from the Index Sponsor. The Fund and the Managing Owner have been licensed by the Index Sponsor to use Deutsche Bank G10 Currency Future Harvest Index™. The Index Sponsor does not approve, endorse or recommend the Fund or the Managing Owner.

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

The following table reflects the Fund and Index weights of each Index Currency as of December 31, 2011:

Eligible Index Currency	Fund Weight (%)	Index Weight
United States Dollar	— *	— *
Euro	—	—
Japanese Yen	-33.18%	-33.17%
Canadian Dollar	—	—
Swiss Franc	-32.76%	-32.74%
British Pound	—	—
Australian Dollar	33.86%	33.85%
New Zealand Dollar	33.69%	33.68%
Norwegian Krone	32.72%	32.76%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies (as hereinafter defined) associated with the three lowest interest rates. As a result, the Fund did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Fund re-balances.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2011 and 2010, the Fund had $286,184,485 (or 100%) and $356,373,721 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $16,207,650 (or 5.66%) and $17,985,982 (or 5.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of December 31, 2011 and 2010, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to December 31, 2011, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade1 for the Years Ended December 31, 2011, 2010, and 2009.

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

1	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

The Shares Are a Relatively New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	10.41%
Average rolling 3 month daily volatility	9.01%
Monthly return volatility	9.22%
Average annual volatility	9.44%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1993**	8.67%
1994	4.97%
1995	13.93%
1996	7.01%
1997	7.73%
1998	8.90%
1999	5.70%
2000	6.17%
2001	5.37%
2002	7.45%
2003	6.69%
2004	7.90%
2005	5.41%
2006	7.10%
2007	10.95%
2008	21.86%
2009	17.10%
2010	12.86%
2011***	13.58%

*	Volatility, for these purposes, means the following:

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

**	As of March 12, 1993.

***	As of December 31, 2011.

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.06% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.075% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 17, 2012. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Failure of Currency Futures Markets to Exhibit Low to Negative Correlation to General Financial Markets Will Reduce Benefits of Diversification and May Exacerbate Losses to Your Portfolio.

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

Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act, became law in July 2010. The Dodd-Frank Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Dodd-Frank Act require rulemaking by the applicable regulators before becoming fully effective and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Dodd-Frank Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your shares.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Currencies.

The Fund is a relatively new type of investment vehicle. They compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies and foreign governments, other securities backed by or linked to currencies, and direct investments in the underlying currencies or currencies futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

•	Shareholders’ actions unrelated to the business of the Fund, or

•	Taxes imposed on the Shares by the states or municipalities in which such investors reside.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts on currencies, cash, United States Treasury Obligations and may consist of other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 60 Wall Street, New York, New York 10005.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares of the Fund traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBV.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011	$24.36	$22.63
June 30, 2011	$25.14	$24.10
September 30, 2011	$24.97	$22.24
December 31, 2011	$24.51	$22.78

Quarter ended	High	Low
March 31, 2010	$24.05	$22.49
June 30, 2010	$24.32	$21.79
September 30, 2010	$23.79	$21.77
December 31, 2010	$24.10	$23.01

Holders

As of December 31, 2011, the Fund had 27,869 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2011 or for the Year Ended December 31, 2010.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Non-Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	9,600,000	$23.52
Year Ended December 31, 2010	5,000,000	$22.83
Year Ended December 31, 2009	2,000,000	$19.55

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Interest Income	$204,845	$426,159	$396,394	$8,494,000	$18,867,660
Net investment income (loss)	$(2,546,174)	$(2,646,939)	$(2,280,121)	$4,546,072	$15,532,618
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(1,218,040)	$2,205,006	$61,321,191	$(151,256,362)	$(899,918)
Net Income (Loss)	$(3,764,214)	$(441,933)	$59,041,070	$(146,710,290)	$14,632,700
Net Income (Loss) per Share	$0.09	$0.22	$4.02	$(7.61)	$2.34
Distribution per Share	$—	$—	$—	$0.27	$0.80
Net increase (decrease) in cash	$(23,421,620)	$(11,069,830)	$(27,919,323)	$52,778,958	$7,547,883

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$286,184,485	$356,373,721	$423,550,442	$284,849,782	$515,158,538
Shares NAV	$23.83	$23.74	$23.52	$19.50	$27.38
General Shares NAV	$23.83	$23.75	$23.53	$19.50	$27.38

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$110,367	$59,931	$20,961	$13,586
Net investment income (loss)	$(593,934)	$(650,317)	$(695,212)	$(606,711)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$9,332,347	$5,670,436	$(26,041,927)	$9,821,104
Net Income/(loss)	$8,738,413	$5,020,119	$(26,737,139)	$9,214,393
Increase/(decrease) in Net Asset Value	$8,662,019	$15,163,861	$(81,398,347)	$(12,566,812)
Net Income (loss) per Share	$0.58	$0.35	$(1.70)	$0.86

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$56,596	$127,553	$125,577	$116,453
Net investment income (loss)	$(755,980)	$(675,650)	$(607,390)	$(607,919)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$1,287,126	$(28,952,680)	$21,203,187	$8,667,373
Net Income/(loss)	$531,146	$(29,628,330)	$20,595,797	$8,059,454
Increase/(decrease) in Net Asset Value	$(22,235,226)	$(32,442,144)	$(1,687,009)	$(10,777,106)
Net Income (loss) per Share	$0.07	$(1.65)	$1.28	$0.52

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Performance Summary

This Report covers the three months ended December 31, 2011, 2010, and 2009 (herein referred to as the “Three Months Ended December 31, 2011”, the “Three Months Ended December 31, 2010”, and the “Three Months Ended December 31, 2009”, respectively), and the years ended December 31, 2011, 2010 and 2009 (herein referred to as the “Year Ended December 31, 2011”, the “Year Ended December 31, 2010”, and the “Year Ended December 31, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2011, 2010, and 2009 and the Years Ended December 31, 2011, 2010 and 2009” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended December 31, 2011, 2010, and 2009 and the Years Ended December 31, 2011, 2010 and 2009.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2011, 2010 and 2009 and the Years Ended December 31, 2011, 2010 and 2009

	AGGREGATE RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
Underlying Currency Index[2]	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Australian Dollar (AUD)	2.27%	2.33%	0.88%	—	—	—
New Zealand Dollar (NZD)	1.00%	2.25%	0.31%	—	—	—
Japanese Yen (JPY)	—	—	—	0.02%	(0.89)%	1.29%
Swiss Franc (CHF)	—	—	—	1.26%	(1.68)%	(0.01)%
Norwegian Krone (NOK)	(0.60)%	0.41%	0.02%	—	—	—

	DBCFH-TR™ - Index Returns
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.00%	0.03%	0.01%

DBCFH-TR™	3.96%	2.45%	2.52%

Underlying Currency Index[2]	AGGREGATE RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Australian Dollar (AUD)	1.61%	5.80%	10.18%	—	—	—
New Zealand Dollar (NZD)	1.17%	3.28%	9.35%	—	—	—
Canadian Dollar (CAD)	—	—	—	—	—	(4.65)%
Japanese Yen (JPY)	—	—	—	(1.67)%	(4.40)%	0.74%
Swiss Franc (CHF)	—	—	—	0.13%	(3.49)%	(0.86)%
Norwegian Krone (NOK)	(0.06)%	0.48%	7.15%	—	—	—

2	Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended December 31, 2011, 2010 and 2009 and Years Ended December 31, 2011, 2010 and 2009, the Index (as per its rules) did not include a long or short USD futures position.

	DBCFH-TR™ - Index Returns
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.05%	0.14%	0.18%

DBCFH-TR™	1.23%	1.81%	22.09%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $43.0 million, $55.6 million and $(107.5) million during the Years Ended December 31, 2011, 2010 and 2009, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $1,327.8 million was paid to purchase United States Treasury Obligations and $1,376.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $1,404.6 million was paid to purchase United States Treasury Obligations and $1,461.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $1,309.6 million was paid to purchase United States Treasury Obligations and $1,147.0 million was received from sales and maturing contracts. Unrealized appreciation on futures increased by $1.2 million, decreased by $0.1 million and increased by $3.6 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(66.4) million, $(66.7) million and $79.6 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $159.4 million, $47.5 million and $118.7 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009 AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The Fund was launched on September 15, 2006 at $25.00 per Share. The Shares traded on the NYSE Alternext from September 18, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBV”), (ii) the Fund’s NAV (as reflected by the graph “FBVNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBCFHX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the Index Currencies. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Currencies, which may compel the Fund to trade futures or other instruments that are not the Index Currencies as proxies for the Index Currencies. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not Index Currencies as proxies for the Index Currencies could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBV, FBVNV AND DBCFHX FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below

Additional Legends

Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share increased 0.08% from $23.74 per Share to $23.76 per Share. The Share price low and high for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $22.24 per Share (-6.32%) on August 10, 2011 to a high of $25.14 per Share (+5.90%) on April 27, 2011. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a market value basis, was +0.08%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share increased 0.38% from $23.74 per Share to $23.83 per Share. For the Year Ended December 31, 2011, gains in the long index currency positions in the Australian Dollar and the New Zealand Dollar along with gains in the short index currency positions in the Swiss Franc more than offset the losses in the long index currency positions in the Norwegian Krone along with losses in short index currency positions in Japanese Yen contributing to an overall 1.23% increase in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis, was +0.38%.

Net loss for the Year Ended December 31, 2011 was $3.8 million, resulting from $0.2 million of interest income, net realized loss of $2.4 million, net unrealized gains of $1.2 million and operating expenses of $2.8 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010, AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share increased 3.53% from $22.95 per Share to $23.76 per Share. The Share price low and high for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a low of $22.78 per Share (-0.74%) on October 3, 2011 to a high of $24.51 per Share (+6.80%) on October 27, 2011. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a market value basis, was +3.53%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share increased 3.74% from $22.97 per Share to $23.83 per Share. For the Three Months Ended December 31, 2011, gains of the long index currency positions in the Australian Dollar and New Zealand Dollar as well as gains of the short index currency position in the Japanese Yen and Swiss Franc more than offset the losses of the long index currency position in the Norwegian Krone contributing to an overall 3.96% increase in the level of the

DBCFH-TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis, was +3.74%.

Net income for the Three Months Ended December 31, 2011, was $9.2 million, resulting from $0.1 million of interest income, net realized loss of $10.2 million, net unrealized gains of $20.0 million and operating expenses of $0.7 million.

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 2.23% from $23.22 per Share to $23.74 per Share. For the Three Months Ended December 31, 2010, gains of the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone more than offset the losses of the short index currency position in the Japanese Yen and Swiss Franc contributing to an overall 2.45% increase in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis, was +2.23%.

Net income for the Three Months Ended December 31, 2010, was $8.1 million, resulting from $0.1 million of interest income, net realized gain of $13.4 million, net unrealized loss of $4.7 million and operating expenses of $0.7 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 2.31% from $22.99 per Share to $23.52 per Share. For the Three Months Ended December 31, 2009, gains of the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone as well as the gains of the short index currency position in the Japanese Yen more than offset the losses of the short index currency position in the Swiss Franc contributing to an overall 2.52% increase in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis, was +2.31%.

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

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the effects of margin, and any other multiplier features, as applicable, of the Fund’s market sensitive instruments.

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

Value at Risk, or VaR, is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets. The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$286,184,485	0.87%	$5,798,141	6

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Asset	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$356,373,721	0.82%	$6,795,465	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2011.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 37 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB G10 Currency Harvest Fund:

We have audited PowerShares DB G10 Currency Harvest Fund’s (the Fund) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB G10 Currency Harvest Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB G10 Currency Harvest Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB G10 Currency Harvest Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB G10 Currency Harvest Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB G10 Currency Harvest Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB G10 Currency Harvest Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $276,996,625 and $324,961,328 respectively)	$276,996,723	$324,974,002
Cash held by broker	3,952,949	27,374,569
Net unrealized appreciation (depreciation) on futures contracts	5,234,813	4,025,150

Deposits with broker	286,184,485	356,373,721
Total assets	$286,184,485	$356,373,721

Liabilities
Management fee payable	$186,197	$227,193
Brokerage fee payable	310	9,271

Total liabilities	186,507	236,464

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(47)	(50)

Total General shares	953	950

Shares:
Paid in capital - 12,000,000 and 15,000,000 redeemable Shares issued and outstanding as of December 31, 2011 and 2010, respectively	379,461,573	445,836,638
Accumulated earnings (deficit)	(93,464,548)	(89,700,331)

Total Shares	285,997,025	356,136,307

Total shareholders’ equity	285,997,978	356,137,257

Total liabilities and equity	$286,184,485	$356,373,721

Net asset value per share
General shares	$23.83	$23.75
Shares	$23.83	$23.74

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	10.14%	$28,999,971	$29,000,000
U.S. Treasury Bills, 0.01% due January 12, 2012	1.05	2,999,991	3,000,000
U.S. Treasury Bills, 0.025% due January 19, 2012	40.91	116,999,415	117,000,000
U.S. Treasury Bills, 0.015% due January 26, 2012	11.54	32,999,769	33,000,000
U.S. Treasury Bills, 0.01% due February 16, 2012	5.59	15,999,808	16,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	9.44	26,999,514	27,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	3.14	8,999,775	9,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	1.05	2,999,904	3,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	11.89	33,998,810	34,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	0.70	1,999,934	2,000,000
U.S. Treasury Bills, 0.025% due March 29, 2012	1.40	3,999,832	4,000,000

Total United States Treasury Obligations (cost $276,996,625)	96.85%	$276,996,723

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
96.1 million Australian Dollars vs. USD 97.5 million for settlement March 19, 2012	1.11%	$3,168,110
7,362.5 million Japanese Yen vs. USD 95.9 million for settlement March 19, 2012*	(0.36)	(1,034,037)
125.2 million New Zealand Dollars vs. USD 97.1 million for settlement March 19, 2012	1.04	2,992,720
566.0 million Norwegian Krone vs. USD 94.5 million for settlement March 19, 2012	0.02	64,220
88.6 million Swiss Francs vs. USD 95.0 million for settlement March 19, 2012*	0.02	43,800

Net Unrealized Appreciation on Futures Contracts	1.83%	$5,234,813

Net unrealized appreciation is comprised of unrealized gains of $6,388,680 and unrealized losses of $1,153,867.

*	Positions represent futures contracts sold.

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

PowerShares DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$204,845	$426,159	$396,394

Expenses
Management Fee	2,601,745	2,887,129	2,486,774
Brokerage Commissions and Fees	149,274	185,969	189,741

Total Expenses	2,751,019	3,073,098	2,676,515

Net investment income (loss)	(2,546,174)	(2,646,939)	(2,280,121)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	5,258	878	(954)
Futures	(2,420,385)	2,297,260	57,705,565

Net realized gain (loss)	(2,415,127)	2,298,138	57,704,611

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(12,576)	3,861	(11,875)
Futures	1,209,663	(96,993)	3,628,455

Net change in unrealized gain (loss)	1,197,087	(93,132)	3,616,580

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1,218,040)	2,205,006	61,321,191

Net Income (Loss)	$(3,764,214)	$(441,933)	$59,041,070

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(9)	(161)

Net Income (Loss) Attributable to PowerShares DB G10 Currency Harvest Fund	$(3,764,214)	$(441,942)	$59,040,909

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$(50)	$950	15,000,000	$445,836,638	$(89,700,331)	$356,136,307	$356,137,257
Sale of Shares					6,600,000	159,387,395		159,387,395	159,387,395
Redemption of Shares					(9,600,000)	(225,762,460)		(225,762,460)	(225,762,460)
Net Income (Loss)
Net investment income (loss)			(1)	(1)			(2,546,173)	(2,546,173)	(2,546,174)
Net realized gain (loss) on United States Treasury Obligations and Futures			(1)	(1)			(2,415,126)	(2,415,126)	(2,415,127)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			5	5			1,197,082	1,197,082	1,197,087

Net Income (Loss)			3	3			(3,764,217)	(3,764,217)	(3,764,214)

Balance at December 31, 2011	40	$1,000	$(47)	$953	12,000,000	$379,461,573	$(93,464,548)	$285,997,025	$285,997,978

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

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(220)	$780	14,600,000	$432,958,140	$(148,299,128)	$284,659,012	$284,659,792	$780	$284,660,572
Sale of Shares					5,400,000	118,667,592		118,667,592	118,667,592		118,667,592
Redemption of Shares					(2,000,000)	(39,090,492)		(39,090,492)	(39,090,492)		(39,090,492)
Net Income (Loss)
Net investment income			(7)	(7)			(2,280,107)	(2,280,107)	(2,280,114)	(7)	(2,280,121)
Net realized loss on United States Treasury Obligations and Futures			147	147			57,704,317	57,704,317	57,704,464	147	57,704,611
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			21	21			3,616,538	3,616,538	3,616,559	21	3,616,580

Net Income (Loss)			161	161			59,040,748	59,040,748	59,040,909	161	59,041,070

Balance at December 31, 2009	40	$1,000	$(59)	$941	18,000,000	$512,535,240	$(89,258,380)	$423,276,860	$423,277,801	$941	$423,278,742

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$(3,764,214)	$(441,933)	$59,041,070
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,327,823,023)	(1,404,552,930)	(1,309,604,691)
Proceeds from securities sold and matured	1,375,997,832	1,460,993,726	1,146,996,730
Net accretion of discount on United States Treasury Obligations	(204,848)	(426,159)	(396,396)
Net realized (gain) loss on United States Treasury Obligations	(5,258)	(878)	954
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(1,197,087)	93,132	(3,616,580)
Change in operating receivables and liabilities:
Management fee payable	(40,996)	(39,135)	78,870
Brokerage fee payable	(8,961)	3,899	3,620

Net cash provided by (used for) operating activities	42,953,445	55,629,722	(107,496,423)

Cash flows from financing activities:
Proceeds from sale of Shares	159,387,395	47,463,394	118,667,592
Redemption of Shares	(225,762,460)	(114,161,996)	(39,090,492)
Redemption of non-controlling interest	—	(950)	—

Net cash provided by (used for) financing activities	(66,375,065)	(66,699,552)	79,577,100

Net change in cash held by broker	(23,421,620)	(11,069,830)	(27,919,323)
Cash held by broker at beginning of period	27,374,569	38,444,399	66,363,722

Cash held by broker at end of period	$3,952,949	$27,374,569	$38,444,399

See accompanying notes to financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements

December 31, 2011

(1) Organization

PowerShares DB G10 Currency Harvest Fund (the “Fund) was formed as a Delaware statutory trust on April 12, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”).

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31st, 2010, the Managing Owner’s and the Fund’s interests in DB G10 Currency Harvest Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

This Report covers the years ended December 31, 2011, 2010 and 2009 (herein referred to as the “Year Ended December 31, 2011,” the “Year Ended December 31, 2010,” and the “Year Ended December 31, 2009,” respectively).

(2) Fund Investment Overview

The Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™ (the “Index”) with a view to tracking the changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s currency futures broker as margin.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2011 and 2010, the Fund had $286,184,485 (or 100%) and $356,373,721 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $16,207,650 (or 5.66%) and $17,985,982 (or 5.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of December 31, 2011 and 2010, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

DBCFHX™ and Deutsche Bank Liquid Currency Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to the Fund and aspects of the Index. The Fund and the

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2011

Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $2,601,745, of which $186,197 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $2,887,129, of which $227,193 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $2,486,774.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2011, the Fund incurred brokerage fees of $149,274 of which $310 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred brokerage fees of $185,969 of which $9,271 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Brokerage Fees of $189,741.

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

Notes to Financial Statements—(Continued)

December 31, 2011

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in note 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for 2009. Upon the initial offering of the Shares on September 15, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund were consolidated with the Fund’s financial statement balances for the period previously described, and all significant inter-company balances and transactions were eliminated.

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

Notes to Financial Statements—(Continued)

December 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 were holdings of $16,207,650 and $17,985,982, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of December 31, 2011 and 2010, the Fund had cash held with the broker of $3,952,949 and $27,374,569. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $5,234,813 and $4,025,150, respectively.

(i) Management Fee

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2011

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2011, 2010 and 2009.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses, if any, of the Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2011, 2010 and 2009, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$276,996,723	$324,974,002
Currency Futures Contracts (Level 1)	$5,234,813	$4,025,150

There were no Level 2 or Level 3 holdings as of December 31, 2011 and 2010.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(c) Share Transactions

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2011

Summary of Share Transactions for the Years Ended December 31, 2011, 2010 and 2009

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
Shares Sold	6,600,000	$159,387,395	2,000,000	$47,463,394	5,400,000	$118,667,592
Shares Redeemed	(9,600,000)	(225,762,460)	(5,000,000)	(114,161,996)	(2,000,000)	(39,090,492)

Net Increase / (Decrease)	(3,000,000)	$(66,375,065)	(3,000,000)	$(66,698,602)	3,400,000	$79,577,100

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

No distributions were paid for the Years Ended December 31, 2011, 2010 or 2009.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2011 and 2010, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2011, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	December 31,	December 31,	December 31,
	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$23.74	$23.52	$19.50

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.27	0.38	4.17
Net investment income (loss)	(0.18)	(0.16)	(0.15)

Net income (loss)	0.09	0.22	4.02
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	0.09	0.22	4.02

Net asset value per Share, end of period	$23.83	$23.74	$23.52

Market value per Share, beginning of period	$23.74	$23.54	$19.42

Market value per Share, end of period	$23.76	$23.74	$23.54

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2011

	December 31,	December 31,	December 31,
Ratio to average Net Assets
Net investment income (loss)	(0.73)%	(0.69)%	(0.69)%

Total expenses	0.79%	0.80%	0.81%

Total Return, at net asset value	0.38%	0.94%	20.62%

Total Return, at market value	0.08%	0.85%	21.22%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 36 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 37 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	47	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	45	Principal Financial Officer
Martin Kremenstein	35	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	31	Vice President and Member of the Board of Managers

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily net asset value of the Fund at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.50% per annum of the daily net asset value of the Fund.

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $2,601,745 of which $2,415,548 had been paid at December 31, 2011. Management Fees of $186,197 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $149,274 of which $148,964 had been paid at December 31, 2011. Brokerage commissions of $310 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2011, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Martin Kremenstein	100	Less than 0.1%

	Directors and Officers of DB Commodity Services LLC as	100	Less than 0.1%
	a group

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Audit Fees	$100,600	$118,793
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$100,600	$118,793

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.2	Form of Participant Agreement [1]

10.1	Customer Agreement [3]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition – December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments – December 31, 2011, (iii) the Schedule of Investments – December 31, 2010, (iv) the Statements of Income and Expenses – Years Ended December 31, 2011, 2010 and 2009, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2011, (vi) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2010, (vii) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2009, (viii) the Statements of Cash Flows – Years Ended December 31, 2011, 2010 and 2009, and (ix) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Form S-1 on March 16, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Post-Effective Amendment No. 2 to Form S-3 on January 3, 2011 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 10-K on February 28, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
Dated: February 28, 2012		Name:	Michael Gilligan
		Title:	Principal Financial Officer