Form 10-Q
period 2012-03-31
PowerShares DB G10 Currency Harvest Fund
filed 2012-05-09
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of March 31, 2012: 13,800,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $320,978,709 and $276,996,625 respectively)	$320,985,176	$276,996,723
Cash held by broker	29,479,921	3,952,949
Net unrealized appreciation (depreciation) on futures contracts	(4,382,195)	5,234,813

Deposits with broker	346,082,902	286,184,485

Receivable for securities sold	4,999,906	—

Total assets	$351,082,808	$286,184,485

Liabilities
Payable for shares redeemed	$5,012,058	$—
Management fee payable	226,389	186,197
Brokerage fee payable	3,672	310

Total liabilities	5,242,119	186,507

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	2	(47)

Total General shares	1,002	953

Shares:
Paid in capital—13,800,000 and 12,000,000 redeemable Shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	423,990,643	379,461,573
Accumulated earnings (deficit)	(78,150,956)	(93,464,548)

Total Shares	345,839,687	285,997,025

Total shareholders’ equity	345,840,689	285,997,978

Total liabilities and equity	$351,082,808	$286,184,485

Net asset value per share
General shares	$25.05	$23.83
Shares	$25.06	$23.83

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Schedule of Investments

March 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due April 5, 2012	8.10%	$27,999,944	$28,000,000
U.S. Treasury Bills, 0.07% due April 12, 2012	0.87	2,999,976	3,000,000
U.S. Treasury Bills, 0.1% due April 19, 2012	30.94	106,998,074	107,000,000
U.S. Treasury Bills, 0.065% due April 26, 2012	15.32	52,998,834	53,000,000
U.S. Treasury Bills, 0.05% due May 3, 2012	2.89	9,999,680	10,000,000
U.S. Treasury Bills, 0.095% due May 17, 2012	4.62	15,999,104	16,000,000
U.S. Treasury Bills, 0.085% due May 24, 2012	7.81	26,998,137	27,000,000
U.S. Treasury Bills, 0.115% due May 31, 2012	4.05	13,998,796	14,000,000
U.S. Treasury Bills, 0.08% due June 7, 2012	5.20	17,998,110	18,000,000
U.S. Treasury Bills, 0.095% due June 14, 2012	11.27	38,995,437	39,000,000
U.S. Treasury Bills, 0.095% due June 21, 2012	0.58	1,999,736	2,000,000
U.S. Treasury Bills, 0.085% due June 28, 2012	1.16	3,999,348	4,000,000

Total United States Treasury Obligations (cost $320,978,709)	92.81%	$320,985,176

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
112.8 million Australian Dollars vs. USD 115.7 million for settlement June 18, 2012	(0.62)%	$(2,134,720)
9,837.5 million Japanese Yen vs. USD 119.6 million for settlement June 18, 2012*	(0.21)	(718,137)
144.3 million New Zealand Dollars vs. USD 117.5 million for settlement June 18, 2012	(0.12)	(425,440)
678.0 million Norwegian Krone vs. USD 118.4 million for settlement June 18, 2012	0.27	927,140
108.1 million Swiss Francs vs. USD 119.8 million for settlement June 18, 2012*	(0.59)	(2,031,038)

Net Unrealized Depreciation on Futures Contracts	(1.27)%	$(4,382,195)

Net unrealized depreciation is comprised of unrealized losses of $5,309,335 and unrealized gains of $927,140.

*	Positions represent futures contracts sold.

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

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Income
Interest Income	$21,503	$110,367

Expenses
Management Fee	619,689	652,131
Brokerage Commissions and Fees	44,175	52,170

Total Expenses	663,864	704,301

Net investment income (loss)	(642,361)	(593,934)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(201)	457
Futures	25,566,842	3,488,289

Net realized gain (loss)	25,566,641	3,488,746

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	6,369	3,197
Futures	(9,617,008)	5,840,404

Net change in unrealized gain (loss)	(9,610,639)	5,843,601

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	15,956,002	9,332,347

Net Income (Loss)	$15,313,641	$8,738,413

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$(47)	$953	12,000,000	$379,461,573	$(93,464,548)	$285,997,025	$285,997,978

Sale of Shares					2,800,000	69,386,448		69,386,448	69,386,448

Redemption of Shares					(1,000,000)	(24,857,378)		(24,857,378)	(24,857,378)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(642,359)	(642,359)	(642,361)

Net realized gain (loss) on United States Treasury Obligations and Futures			82	82			25,566,559	25,566,559	25,566,641

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(31)	(31)			(9,610,608)	(9,610,608)	(9,610,639)

Net Income (Loss)			49	49			15,313,592	15,313,592	15,313,641

Balance at March 31, 2012	40	$1,000	$2	$1,002	13,800,000	$423,990,643	$(78,150,956)	$345,839,687	$345,840,689

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

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net Income (Loss)	$15,313,641	$8,738,413
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(340,960,436)	(324,892,037)
Proceeds from securities sold and matured	296,999,654	329,999,426
Net accretion of discount on United States Treasury Obligations	(21,503)	(110,367)
Net realized (gain) loss on United States Treasury Obligations	201	(457)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	9,610,639	(5,843,601)
Change in operating receivables and liabilities:
Receivable for securities sold	(4,999,906)	—
Management fee payable	40,192	(3,899)
Brokerage fee payable	3,362	12,989

Net cash provided by (used for) operating activities	(24,014,156)	7,900,467

Cash flows from financing activities:
Proceeds from sale of Shares	69,386,448	14,196,306
Payable for Shares redeemed	5,012,058	—
Redemption of Shares	(24,857,378)	(14,272,700)

Net cash provided by (used for) financing activities	49,541,128	(76,394)

Net change in cash held by broker	25,526,972	7,824,073
Cash held by broker at beginning of period	3,952,949	27,374,569

Cash held by broker at end of period	$29,479,921	$35,198,642

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

March 31, 2012

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

This Report covers the three months ended March 31, 2012 and 2011 (hereinafter referred to as the “Three Months Ended March 31, 2012” and the “Three Months Ended March 31, 2011”, respectively).

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of March 31, 2012 and December 31, 2011, the Fund had $346,082,902 (or 98.58%) and $286,184,485 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $16,374,420 (or 4.73%) and $16,207,650 (or 5.66%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of March 31, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred Management Fees of $619,689 and $652,131, respectively. As of March 31, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $226,389 and $186,197, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred brokerage fees of $44,175 and $52,170, respectively. As of March 31, 2012 and December 31, 2011, brokerage fees payable were $3,672 and $310, respectively.

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

Invesco Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Distributors, Inc. (“Invesco Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund, has appointed Invesco Distributors as a marketing agent. Invesco Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, entities will need to disclose the following:

1)	The amounts of any transfers between Level 1 and Level 2 and the reasons for those transfers, and

2)	For Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, a description of the entity’s valuation processes, and a narrative description of the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs.

There were no Level 2 or Level 3 holdings as of March 31, 2012 and December 31, 2011.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2012 and December 31, 2011 were holdings of $16,374,420 and $16,207,650,

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

respectively, which were restricted and held against initial margin of the open futures contracts. As of March 31, 2012, the Fund sold $5,000,000 notional amount of United States Treasury Obligations which was unpaid. As a result, a receivable for securities sold is reported for $4,999,906.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of March 31, 2012, the Fund had cash held by the Commodity Broker of $29,479,921, of which $4,382,195 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $3,952,949. There were no cash equivalents held by the Fund as of March 31, 2012 and December 31, 2011.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $4,382,195 and a net unrealized appreciation position of $5,234,813, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2012 and 2011.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$320,985,176	$276,996,723
Currency Futures Contracts (Level 1)	$(4,382,195)	$5,234,813

There were no Level 2 or Level 3 holdings as of March 31, 2012 and December 31, 2011.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Shares Sold	2,800,000	600,000	$69,386,448	$14,196,306
Shares Redeemed	(1,000,000)	(600,000)	(24,857,378)	(14,272,700)

Net Increase/(Decrease)	1,800,000	—	$44,529,070	$(76,394)

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$23.83	$23.74
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.28	0.62
Net investment income (loss)	(0.05)	(0.04)

Net income (loss)	1.23	0.58
Net asset value per Share, end of period	$25.06	$24.32

Market value per Share, beginning of period	$23.76	$23.74

Market value per Share, end of period	$25.01	$24.36

Ratio to average Net Assets*
Net investment income (loss)	(0.78)%	(0.68)%

Total expenses	0.80%	0.81%

Total Return, at net asset value**	5.16%	2.44%

Total Return, at market value**	5.26%	2.61%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The following table reflects the Fund and Index weights of each Index Currency as of March 31, 2012:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	— *	— *
Euro	—	—
Japanese Yen	(33.99%)	(34.00%)
Canadian Dollar	—	—
Swiss Franc	(34.29%)	(34.27%)
British Pound	—	—
Australian Dollar	33.14%	33.12%
New Zealand Dollar	33.30%	33.28%
Norwegian Krone	33.56%	33.60%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies (as hereinafter defined) associated with the three lowest interest rates. As a result, the Fund did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Fund re-balances.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of March 31, 2012 and December 31, 2011, the Fund had $346,082,902 (or 98.58%) and $286,184,485 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $16,374,420 (or 4.73%) and $16,207,650 (or 5.66%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of March 31, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

Performance Summary

This report covers the three months ended March 31, 2012 and 2011 (herein referred to as the “Three Months Ended March 31, 2012” and the “Three Months Ended March 31, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund and the exchange traded Shares are not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index-Total Return™ (“DBCFH-TR”™), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2012 and 2011” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended March 31, 2012 and 2011.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended March 31, 2012 and 2011

Underlying Index Currency	Aggregate returns for index currencies in the DBCFH-TR™
	Long Position[1]		Short Position[1]
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Norwegian Krone (NOK)	1.68%	2.09%	N/A	N/A
Australian Dollar (AUD)	0.67%	1.85%	N/A	N/A
New Zealand Dollar (NZD)	1.87%	1.33%	N/A	N/A
Japanese Yen (JPY)	N/A	N/A	2.36%	(0.64)%
Swiss Franc (CHF)	N/A	N/A	(1.28)%	(2.01)%

	DBCFH-TR™ - Index Returns
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.02%	0.03%
DBCFH-TR™	5.33%	2.64%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended March 31, 2012, the Index (as per its rules) did not include a long or short USD futures position.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(24.0) million and $7.9 million for the Three Months Ended March 31, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2012, $341.0 million was paid to purchase United States Treasury Obligations and $297.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2011, $324.9 million was paid to purchase United States Treasury Obligations and $330.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $9.6 million and increased by $5.8 million during the Three Months Ended March 31, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $49.5 million and $(0.1) million during the Three Months Ended March 31, 2012 and 2011, respectively. This included $69.4 million and $14.2 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

MARCH 31, 2012 AND 2011

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share increased 5.26% from $23.76 per Share to $25.01 per Share. The Share price low and high for the Three Months Ended March 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $23.94 per Share (+0.76%) on January 6, 2012, to a high of $25.67 per Share (+8.04%) on March 1, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 5.16% from $23.83 per Share to $25.06 per Share. For the Three Months Ended March 31, 2012, gains in the long index currency positions in the Australian Dollar, Norwegian Krone and New Zealand Dollar and gains in the short index currency positions in the Japanese Yen were partially offset by losses in the short currency positions in the Swiss Franc contributing to an overall 5.33% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended March 31, 2012, was $15.3 million, resulting from $0.01 million of interest income, net realized gains of $25.6 million, net unrealized loss of $9.6 million, and operating expenses of $0.7 million.

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

Value at Risk (VaR), is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets. The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$351,082,808	0.83%	$6,792,369	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$286,184,485	0.87%	$5,798,141	6

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2012	1,000,000	$24.86
Three Months Ended March 31, 2011	600,000	$23.79

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - March 31, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments - March 31, 2012, (iii) the Schedule of Investments – December 31, 2011, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended March 31, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2011, (vii) Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: May 9, 2012	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer