Form 10-Q
period 2012-06-30
PowerShares DB G10 Currency Harvest Fund
filed 2012-08-03
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of June 30, 2012: 11,400,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Powershares DB G10 Currency Harvest Fund

Statements of Financial Condition

June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $263,982,427 and $276,996,625 respectively)	$263,988,062	$276,996,723
Cash held by broker	12,122,008	3,952,949
Net unrealized appreciation (depreciation) on futures contracts	5,052,855	5,234,813

Deposits with broker	281,162,925	286,184,485

Total assets	$281,162,925	$286,184,485

Liabilities
Management fee payable	$165,108	$186,197
Brokerage fee payable	90	310

Total liabilities	165,198	186,507

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	(14)	(47)

Total General shares	986	953

Shares:
Paid in capital—11,400,000 and 12,000,000 redeemable Shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	367,049,937	379,461,573
Accumulated earnings (deficit)	(86,053,196)	(93,464,548)

Total Shares	280,996,741	285,997,025

Total shareholders’ equity	280,997,727	285,997,978

Total liabilities and equity	$281,162,925	$286,184,485

Net asset value per share
General shares	$24.65	$23.83
Shares	$24.65	$23.83

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Schedule of Investments

June 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.04% due July 5, 2012	9.96%	$27,999,916	$28,000,000
U.S. Treasury Bills, 0.055% due July 12, 2012	1.07	2,999,952	3,000,000
U.S. Treasury Bills, 0.05% due July 19, 2012	38.08	106,998,074	107,000,000
U.S. Treasury Bills, 0.06% due July 26, 2012	20.64	57,998,666	58,000,000
U.S. Treasury Bills, 0.075% due August 2, 2012	3.56	9,999,610	10,000,000
U.S. Treasury Bills, 0.095% due August 16, 2012	0.36	999,947	1,000,000
U.S. Treasury Bills, 0.085% due August 23, 2012	2.85	7,999,512	8,000,000
U.S. Treasury Bills, 0.075% due September 6, 2012	2.85	7,999,048	8,000,000
U.S. Treasury Bills, 0.085% due September 13, 2012	10.67	29,995,440	30,000,000
U.S. Treasury Bills, 0.095% due September 20, 2012	0.71	1,999,688	2,000,000
U.S. Treasury Bills, 0.095% due September 27, 2012	3.20	8,998,209	9,000,000

Total United States Treasury Obligations (cost $263,982,427)	93.95%	$263,988,062

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
93.4 million Australian Dollars vs. USD 94.9 million for settlement September 17, 2012	0.74%	$2,063,220
7,337.5 million Japanese Yen vs. USD 92.1 million for settlement September 17, 2012*	0.37	1,051,325
118.9 million New Zealand Dollars vs. USD 95.0 million for settlement September 17, 2012	0.75	2,105,530
558.0 million Norwegian Krone vs. USD 93.6 million for settlement September 17, 2012	0.03	95,830
88.5 million Swiss Francs vs. USD 93.7 million for settlement September 17, 2012*	(0.09)	(263,050)

Net Unrealized Appreciation on Futures Contracts	1.80%	$5,052,855

Net unrealized appreciation is comprised of unrealized gains of $5,316,125 and unrealized losses of $263,270.

*	Positions represent futures contracts sold.

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

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Interest Income	$52,705	$59,931	$74,208	$170,298

Expenses
Management Fee	576,390	690,707	1,196,079	1,342,838
Brokerage Commissions and Fees	30,111	19,541	74,286	71,711

Total Expenses	606,501	710,248	1,270,365	1,414,549

Net investment income (loss)	(553,796)	(650,317)	(1,196,157)	(1,244,251)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	701	1,576	500	2,033
Futures	(16,783,379)	11,170,788	8,783,463	14,659,077

Net realized gain (loss)	(16,782,678)	11,172,364	8,783,963	14,661,110

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(832)	(7,639)	5,537	(4,442)
Futures	9,435,050	(5,494,289)	(181,958)	346,115

Net change in unrealized gain (loss)	9,434,218	(5,501,928)	(176,421)	341,673

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(7,348,460)	5,670,436	8,607,542	15,002,783

Net Income (Loss)	$(7,902,256)	$5,020,119	$7,411,385	$13,758,532

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2012	40	$1,000	$2	$1,002	13,800,000	$423,990,643	$(78,150,956)	$345,839,687	$345,840,689

Sale of Shares					1,000,000	24,342,562		24,342,562	24,342,562

Redemption of Shares					(3,400,000)	(81,283,268)		(81,283,268)	(81,283,268)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(553,793)	(553,793)	(553,796)

Net realized gain (loss) on United States Treasury Obligations and Futures			(43)	(43)			(16,782,635)	(16,782,635)	(16,782,678)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			30	30			9,434,188	9,434,188	9,434,218

Net Income (Loss)			(16)	(16)			(7,902,240)	(7,902,240)	(7,902,256)

Balance at June 30, 2012	40	$1,000	$(14)	$986	11,400,000	$367,049,937	$(86,053,196)	$280,996,741	$280,997,727

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

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$(47)	$953	12,000,000	$379,461,573	$(93,464,548)	$285,997,025	$285,997,978

Sale of Shares					3,800,000	93,729,010		93,729,010	93,729,010

Redemption of Shares					(4,400,000)	(106,140,646)		(106,140,646)	(106,140,646)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(1,196,152)	(1,196,152)	(1,196,157)

Net realized gain (loss) on United States Treasury Obligations and Futures			39	39			8,783,924	8,783,924	8,783,963

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(1)	(1)			(176,420)	(176,420)	(176,421)

Net Income (Loss)			33	33			7,411,352	7,411,352	7,411,385

Balance at June 30, 2012	40	$1,000	$(14)	$986	11,400,000	$367,049,937	$(86,053,196)	$280,996,741	$280,997,727

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

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$7,411,385	$13,758,532
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(604,909,856)	(673,853,367)
Proceeds from securities sold and matured	617,998,762	659,999,123
Net accretion of discount on United States Treasury Obligations	(74,208)	(170,298)
Net realized (gain) loss on United States Treasury Obligations	(500)	(2,033)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	176,421	(341,673)
Change in operating receivables and liabilities:
Receivable for securities sold	—	9,999,500
Management fee payable	(21,089)	(776)
Brokerage fee payable	(220)	(7,597)

Net cash provided by (used for) operating activities	20,580,695	9,381,411

Cash flows from financing activities:
Proceeds from sale of Shares	93,729,010	43,726,360
Payable for Shares redeemed	—	(9,869,148)
Redemption of Shares	(106,140,646)	(33,659,012)

Net cash provided by (used for) financing activities	(12,411,636)	198,200

Net change in cash held by broker	8,169,059	9,579,611
Cash held by broker at beginning of period	3,952,949	27,374,569

Cash held by broker at end of period	$12,122,008	$36,954,180

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

June 30, 2012

(1) Organization

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

This Report covers the three months ended June 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended June 30, 2012” and the “Three Months Ended June 30, 2011”, respectively) and the six months ended June 30, 2012 and 2011 (hereinafter referred to as the “Six Months Ended June 30, 2012” and the “Six Months Ended June 30, 2011”, respectively).

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

The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time, or the “Index Currencies”, are six of the following Group of Ten currencies: United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona, or, collectively, the Eligible Index Currencies. At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is generally 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or the three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Index re-balances.

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2012 and December 31, 2011, the Fund had $281,162,925 (or 100%) and $286,184,485 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $11,223,522 (or 3.99%) and $16,207,650 (or 5.66%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of June 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

June 30, 2012

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred Management Fees of $576,390 and $690,707, respectively. Management Fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $1,196,079 and $1,342,838, respectively. As of June 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $165,108 and $186,197, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred brokerage fees of $30,111 and $19,541, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $74,286 and $71,711, respectively. As of June 30, 2012 and December 31, 2011, brokerage fees payable were $90 and $310, respectively.

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

June 30, 2012

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, entities will need to disclose the following:

1)	The amounts of any transfers between Level 1 and Level 2 and the reasons for those transfers, and

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

2)	For Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, a description of the entity’s valuation processes, and a narrative description of the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs.

There were no Level 2 or Level 3 holdings as of June 30, 2012 and December 31, 2011.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2012 and December 31, 2011 were holdings of $11,223,522 and $16,207,650, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of June 30, 2012 and December 31, 2011, the Fund had $12,122,008 and $3,952,949, respectively, of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of June 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $5,052,855 and $5,234,813, respectively.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$263,988,062	$276,996,723
Currency Futures Contracts (Level 1)	$5,052,855	$5,234,813

There were no Level 2 or Level 3 holdings as of June 30, 2012 and December 31, 2011.

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

June 30, 2012

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

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2012 and 2011

and the Six Months Ended June 30, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Shares Sold	1,000,000	1,200,000	$24,342,562	$29,530,054	3,800,000	1,800,000	$93,729,010	$43,726,360
Shares Redeemed	(3,400,000)	(800,000)	(81,283,268)	(19,386,312)	(4,400,000)	(1,400,000)	(106,140,646)	(33,659,012)

Net Increase/ (Decrease)	(2,400,000)	400,000	$(56,940,706)	$10,143,742	(600,000)	400,000	$(12,411,636)	$10,067,348

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2012 and 2011 and for the Six Months Ended June 30, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$25.06	$24.32	$23.83	$23.74
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.37)	0.39	0.91	1.01
Net investment income (loss)	(0.04)	(0.04)	(0.09)	(0.08)

Net income (loss)	(0.41)	0.35	0.82	0.93
Net asset value per Share, end of period	$24.65	$24.67	$24.65	$24.67

Market value per Share, beginning of period	$25.01	$24.36	$23.76	$23.74

Market value per Share, end of period	$24.61	$24.78	$24.61	$24.78

Ratio to average Net Assets*
Net investment income (loss)	(0.72)%	(0.71)%	(0.75)%	(0.69)%

Total expenses	0.79%	0.77%	0.80%	0.79%

Total Return, at net asset value **	(1.64)%	1.44%	3.44%	3.92%

Total Return, at market value **	(1.60)%	1.72%	3.58%	4.38%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

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

At any time, the Index is comprised of long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates. The Index’s six component currencies from time-to-time, comprised of the three long and three short futures positions are referred to as the Index Currencies and are used to calculate the value of the Index. The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Currencies.

The following table reflects the Fund and Index weights of each Index Currency as of June 30, 2012:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	— *	— *
Euro	—	—
Japanese Yen	(32.32)%	(32.34)%
Canadian Dollar	—	—
Swiss Franc	(32.84)%	(32.86)%
British Pound	—	—
Australian Dollar	33.37%	33.37%
New Zealand Dollar	33.34%	33.35%
Norwegian Krone	32.83%	32.84%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies (as hereinafter defined) associated with the three lowest interest rates. As a result, the Fund did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Fund re-balances.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2012 and December 31, 2011, the Fund had $281,162,925 (or 100%) and $286,184,485 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $11,223,522 (or 3.99%) and $16,207,650 (or 5.66%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of June 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to June 30, 2012, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

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

Performance Summary

This report covers the three months ended June 30, 2012 and 2011 (herein referred to as the “Three Months Ended June 30, 2012” and the “Three Months Ended June 30, 2011”, respectively) and the six months ended June 30, 2012 and 2011 (hereinafter referred to as the “Six Months Ended June 30, 2012” and the “Six Months Ended June 30, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended June 30, 2012 and 2011

and the Six Months Ended June 30, 2012 and 2011

Underlying Index Currency	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position[1]				Short Position[1]
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Norwegian Krone (NOK)	(1.33)%	0.30%	1.05%	3.12%	N/A	N/A	N/A	N/A
Australian Dollar (AUD)	(0.06)%	0.61%	1.56%	2.42%	N/A	N/A	N/A	N/A
New Zealand Dollar (NZD)	(0.49)%	1.35%	3.02%	2.64%	N/A	N/A	N/A	N/A
Japanese Yen (JPY)	N/A	N/A	N/A	N/A	(1.28)%	1.02%	(1.03)%	(0.25)%
Swiss Franc (CHF)	N/A	N/A	N/A	N/A	1.71%	0.51%	(2.95)%	(3.63)%

	DBCFH-TR™ - Index Returns
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.02%	0.04%	0.01%	0.04%
DBCFH-TR™	(1.43)%	3.82%	1.65%	4.34%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended June 30, 2012, the Index (as per its rules) did not include a long or short USD futures position.

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

Operating Activities

Net cash flow provided by operating activities was $20.6 million and $9.4 million for the Six Months Ended June 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2012, $604.9 million was paid to purchase United States Treasury Obligations and $618.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2011, $673.9 million was paid to purchase United States Treasury Obligations and $660.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $0.2 million and increased by $0.3 million during the Six Months Ended June 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(12.4) million and $0.2 million during the Six Months Ended June 30, 2012 and 2011, respectively. This included $93.7 million and $43.7 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

COMPARISON OF DBV, FBVNV AND DBCFHX FOR THE THREE MONTHS ENDED

JUNE 30, 2012 AND 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD MARCH 1993 THROUGH NOVEMBER 2005, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEXMETHODOLOGY, AND SELECTION OF INDEX CURRENCIES, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 1.60% from $25.01 per Share to $24.61 per Share. The Share price high and low for the Three Months Ended June 30, 2012 and related change from the Share price on March 31, 2012 was as follows: Shares traded from a high of $25.09 per Share (+0.32%) on April 2, 2012, to a low of $23.39 per Share (-6.48%) on June 1, 2012.

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 1.72% from $24.36 per Share to $24.78 per Share. The Share price low and high for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a low of $24.10 per Share (-1.07%) on May 5, 2012, to a high of $25.14 per Share (+3.20%) on April 27, 2011.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2012, the net asset value of each Share decreased 1.64% from $25.06 per Share to $24.65 per Share. For the Three Months Ended June 30, 2012, losses in the long index currency positions in the Australian Dollar, the New Zealand Dollar and Norwegian Krone and losses in the short currency positions in the Japanese Yen were partially offset by gains in the short currency positions in the Swiss Franc contributing to an overall 1.43% decrease in the level of the DBCFH-TR™.

Net loss for the Three Months Ended June 30, 2012, was $7.9 million, resulting from $0.1 million of interest income, net realized losses of $16.8 million, net unrealized gains of $9.4 million, and operating expenses of $0.6 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share increased 3.58% from $23.76 per Share to $24.61 per Share. The Share price low and high for the Six Months Ended June 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $23.39 per Share (-1.56%) on June 1, 2012, to a high of $25.67 per Share (+8.04%) on March 1, 2012.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2012, the net asset value of each Share increased 3.44% from $23.83 per Share to $24.65 per Share. For the Six Months Ended June 30, 2012, gains in the long index currency positions in the Australian Dollar, Norwegian Krone and New Zealand Dollar and gains in the short currency positions in the Japanese Yen and the Swiss Franc contributing to an overall 3.82% increase in the level of the DBCFH-TR™.

Net income for the Six Months Ended June 30, 2012, was $7.4 million, resulting from $0.1 million of interest income, net realized gains of $8.8 million, net unrealized losses of $0.2 million, and operating expenses of $1.3 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets. The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$281,162,925	0.81%	$5,663,482	7

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$286,184,485	0.87%	$5,798,141	6

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2012	3,400,000	$23.91
Three Months Ended June 30, 2011	800,000	$24.23

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB G10 Currency Harvest Fund- June 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB G10 Currency Harvest Fund - June 30, 2012, (iii) the Schedule of Investments - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB G10 Currency Harvest Fund - Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Three Months Ended June 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Three Months Ended June 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Six Months Ended June 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Six Months Ended June 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB G10 Currency Harvest Fund - Six Months Ended June 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB G10 Currency Harvest Fund.

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

Dated: August 3, 2012