Form 10-Q
period 2012-09-30
PowerShares DB G10 Currency Harvest Fund
filed 2012-11-02
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of September 30, 2012: 13,000,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $303,974,703 and $276,996,625 respectively)	$303,981,101	$276,996,723
Cash held by broker	25,280,942	3,952,949
Net unrealized appreciation (depreciation) on futures contracts	689,403	5,234,813

Deposits with broker	329,951,446	286,184,485

Total assets	$329,951,446	$286,184,485

Liabilities
Management fee payable	$412,798	$186,197
Brokerage fee payable	42	310

Total liabilities	412,840	186,507

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	14	(47)

Total General shares	1,014	953

Shares:
Paid in capital - 13,000,000 and 12,000,000 redeemable Shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	406,612,391	379,461,573
Accumulated earnings (deficit)	(77,074,799)	(93,464,548)

Total Shares	329,537,592	285,997,025

Total shareholders’ equity	329,538,606	285,997,978

Total liabilities and equity	$329,951,446	$286,184,485

Net asset value per share
General shares	$25.35	$23.83
Shares	$25.35	$23.83

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Schedule of Investments

September 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.105% due October 4, 2012	6.98%	$22,999,908	$23,000,000
U.S. Treasury Bills, 0.09% due October 11, 2012	0.91	2,999,961	3,000,000
U.S. Treasury Bills, 0.08% due October 18, 2012	37.02	121,996,340	122,000,000
U.S. Treasury Bills, 0.055% due October 25, 2012	17.60	57,997,854	58,000,000
U.S. Treasury Bills, 0.1% due November 1, 2012	3.03	9,999,530	10,000,000
U.S. Treasury Bills, 0.1% due November 8, 2012	3.03	9,999,260	10,000,000
U.S. Treasury Bills, 0.11% due November 15, 2012	1.82	5,999,478	6,000,000
U.S. Treasury Bills, 0.105% due November 23, 2012	2.43	7,999,144	8,000,000
U.S. Treasury Bills, 0.1% due December 6, 2012	6.98	22,996,849	23,000,000
U.S. Treasury Bills, 0.1% due December 13, 2012	9.10	29,995,140	30,000,000
U.S. Treasury Bills, 0.105% due December 20, 2012	0.61	1,999,644	2,000,000
U.S. Treasury Bills, 0.11% due December 27, 2012	2.73	8,997,993	9,000,000

Total United States Treasury Obligations (cost $303,974,703)	92.24%	$303,981,101

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
106.1 million Australian Dollars vs. USD 109.5 million for settlement December 17, 2012	(0.54)%	$(1,767,325)
84.6 million Euro vs. USD 109.0 million for settlement December 17, 2012*	0.52	1,717,363
8,700.0 million Japanese Yen vs. USD 111.9 million for settlement December 17, 2012*	0.05	146,413
134.8 million New Zealand Dollars vs. USD 111.3 million for settlement December 17, 2012	(0.05)	(161,980)
634.0 million Norwegian Krone vs. USD 110.4 million for settlement December 17, 2012	(0.11)	(352,230)
102.9 million Swiss Francs vs. USD 109.6 million for settlement December 17, 2012*	0.34	1,107,162

Net Unrealized Appreciation on Futures Contracts	0.21%	$689,403

Net unrealized appreciation is comprised of unrealized gains of $3,203,313 and unrealized losses of $2,513,910.

*	Positions represent futures contracts sold.

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

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$67,358	$20,961	$141,566	$191,259

Expenses
Management Fee	603,538	674,235	1,799,617	2,017,073
Brokerage Commissions and Fees	40,883	41,938	115,169	113,649

Total Expenses	644,421	716,173	1,914,786	2,130,722

Net investment income (loss)	(577,063)	(695,212)	(1,773,220)	(1,939,463)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	254	1,930	754	3,963
Futures	13,917,923	(6,868,808)	22,701,386	7,790,269

Net realized gain (loss)	13,918,177	(6,866,878)	22,702,140	7,794,232

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	763	(6,669)	6,300	(11,111)
Futures	(4,363,452)	(19,168,380)	(4,545,410)	(18,822,265)

Net change in unrealized gain (loss)	(4,362,689)	(19,175,049)	(4,539,110)	(18,833,376)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	9,555,488	(26,041,927)	18,163,030	(11,039,144)

Net Income (Loss)	$8,978,425	$(26,737,139)	$16,389,810	$(12,978,607)

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2012	40	$1,000	$(14)	$986	11,400,000	$367,049,937	$(86,053,196)	$280,996,741	$280,997,727

Sale of Shares					2,400,000	59,693,330		59,693,330	59,693,330

Redemption of Shares					(800,000)	(20,130,876)		(20,130,876)	(20,130,876)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(577,062)	(577,062)	(577,063)

Net realized gain (loss) on United States Treasury Obligations and Futures			45	45			13,918,132	13,918,132	13,918,177

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(16)	(16)			(4,362,673)	(4,362,673)	(4,362,689)

Net Income (Loss)			28	28			8,978,397	8,978,397	8,978,425

Balance at September 30, 2012	40	$1,000	$14	$1,014	13,000,000	$406,612,391	$(77,074,799)	$329,537,592	$329,538,606

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

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$(47)	$953	12,000,000	$379,461,573	$(93,464,548)	$285,997,025	$285,997,978

Sale of Shares					6,200,000	153,422,340		153,422,340	153,422,340

Redemption of Shares					(5,200,000)	(126,271,522)		(126,271,522)	(126,271,522)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(1,773,214)	(1,773,214)	(1,773,220)

Net realized gain (loss) on United States Treasury Obligations and Futures			84	84			22,702,056	22,702,056	22,702,140

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(17)	(17)			(4,539,093)	(4,539,093)	(4,539,110)

Net Income (Loss)			61	61			16,389,749	16,389,749	16,389,810

Balance at September 30, 2012	40	$1,000	$14	$1,014	13,000,000	$406,612,391	$(77,074,799)	$329,537,592	$329,538,606

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

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$16,389,810	$(12,978,607)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(928,834,009)	(1,001,837,303)
Proceeds from securities sold and matured	901,998,251	1,050,997,896
Net accretion of discount on United States Treasury Obligations	(141,566)	(191,262)
Net realized (gain) loss on United States Treasury Obligations	(754)	(3,963)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	4,539,110	18,833,376
Change in operating receivables and liabilities:
Management fee payable	226,601	(24,982)
Brokerage fee payable	(268)	(6,573)

Net cash provided by (used for) operating activities	(5,822,825)	54,788,582

Cash flows from financing activities:
Proceeds from sale of Shares	153,422,340	96,827,246
Redemption of Shares	(126,271,522)	(141,421,106)

Net cash provided by (used for) financing activities	27,150,818	(44,593,860)

Net change in cash held by broker	21,327,993	10,194,722
Cash held by broker at beginning of period	3,952,949	27,374,569

Cash held by broker at end of period	$25,280,942	$37,569,291

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

September 30, 2012

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

This Report covers the three months ended September 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended September 30, 2012” and the “Three Months Ended September 30, 2011”, respectively) and the nine months ended September 30, 2012 and 2011 (hereinafter referred to as the “Nine Months Ended September 30, 2012” and the “Nine Months Ended September 30, 2011”, respectively).

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of September 30, 2012 and December 31, 2011, the Fund had $329,951,446 (or 100%) and $286,184,485 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $9,542,512 (or 2.89%) and $16,207,650 (or 5.66%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of September 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

September 30, 2012 —(Continued)

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred Management Fees of $603,538 and $674,235, respectively. Management Fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $1,799,617 and $2,017,073, respectively. As of September 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $412,798 and $186,197, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred brokerage fees of $40,883 and $41,938, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $115,169 and $113,649, respectively. As of September 30, 2012 and December 31, 2011, brokerage fees payable were $42 and $310, respectively.

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

September 30, 2012 —(Continued)

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, entities are required to disclose the following:

1)	The amounts of any transfers between Level 1 and Level 2 and the reasons for those transfers, and

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

September 30, 2012 —(Continued)

2)	For Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, a description of the entity’s valuation processes, and a narrative description of the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs.

There were no Level 2 or Level 3 holdings as of September 30, 2012 and December 31, 2011.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2012 and December 31, 2011 were holdings of $9,542,512 and $16,207,650, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of September 30, 2012 and December 31, 2011, the Fund had $25,280,942 and $3,952,949, respectively, of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2012 and December 31, 2011.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2009.

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $689,403 and $5,234,813, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

September 30, 2012 —(Continued)

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$303,981,101	$276,996,723
Currency Futures Contracts (Level 1)	$689,403	$5,234,813

There were no Level 2 or Level 3 holdings as of September 30, 2012 and December 31, 2011.

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

September 30, 2012 —(Continued)

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

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

September 30, 2012 —(Continued)

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2012 and 2011

and the Nine Months Ended September 30, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Shares Sold	2,400,000	2,200,000	$59,693,330	$53,100,886	6,200,000	4,000,000	$153,422,340	$96,827,246
Shares Redeemed	(800,000)	(4,600,000)	(20,130,876)	(107,762,094)	(5,200,000)	(6,000,000)	(126,271,522)	(141,421,106)

Net Increase/ (Decrease)	1,600,000	(2,400,000)	$39,562,454	$(54,661,208)	1,000,000	(2,000,000)	$27,150,818	$(44,593,860)

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2012 and 2011 and for the Nine Months Ended September 30, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

September 30, 2012 —(Continued)

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$24.65	$24.67	$23.83	$23.74
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.74	(1.65)	1.66	(0.64)
Net investment income (loss)	(0.04)	(0.05)	(0.14)	(0.13)

Net income (loss)	0.70	(1.70)	1.52	(0.77)
Net asset value per Share, end of period	$25.35	$22.97	$25.35	$22.97

Market value per Share, beginning of period	$24.61	$24.78	$23.76	$23.74

Market value per Share, end of period	$25.37	$22.95	$25.37	$22.95

Ratio to average Net Assets*
Net investment income (loss)	(0.72)%	(0.78)%	(0.74)%	(0.72)%

Total expenses	0.80%	0.80%	0.80%	0.79%

Total Return, at net asset value **	2.84%	(6.89)%	6.38%	(3.24)%

Total Return, at market value **	3.09%	(7.38)%	6.78%	(3.33)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The following table reflects the Fund and Index weights of each Index Currency as of September 30, 2012:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	—	—
Euro	(32.56)%	(32.58)%
Japanese Yen	(33.40)%	(33.38)%
Canadian Dollar	—	—
Swiss Franc	(32.78)%	(32.78)%
British Pound	—	—
Australian Dollar	32.70%	32.70%
New Zealand Dollar	33.23%	33.23%
Norwegian Krone	33.03%	33.06%
Swedish Krona	—	—

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of September 30, 2012 and December 31, 2011, the Fund had $329,951,446 (or 100%) and $286,184,485 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $9,542,512 (or 2.89%) and $16,207,650 (or 5.66%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of September 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to September 30, 2012, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

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

Performance Summary

This report covers the three months ended September 30, 2012 and 2011 (herein referred to as the “Three Months Ended September 30, 2012” and the “Three Months Ended September 30, 2011”, respectively) and the nine months ended September 30, 2012 and 2011 (hereinafter referred to as the “Nine Months Ended September 30, 2012” and the “Nine Months Ended September 30, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012

and 2011

Underlying Index Currency	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position				Short Position
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Norwegian Krone (NOK)	1.41%	1.76%	(2.50)%	0.53%	N/A	N/A	N/A	N/A
Australian Dollar (AUD)	0.73%	1.37%	(2.87)%	(0.57)%	N/A	N/A	N/A	N/A
New Zealand Dollar (NZD)	1.29%	2.69%	(2.33)%	0.22%	N/A	N/A	N/A	N/A
Japanese Yen (JPY)	N/A	N/A	N/A	N/A	(0.74)%	0.25%	(1.42)%	(1.75)%
Swiss Franc (CHF)	N/A	N/A	N/A	N/A	(0.22)%	0.27%	2.46%	(1.10)%
Euro (EUR)	N/A	N/A	N/A	N/A	0.52%	0.54%	N/A	N/A

	DBCFH-TR™ - Index Returns
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.02%	0.07%	0.00%	0.05%
DBCFH-TR™	3.01%	6.95%	(6.67)%	(2.62)%

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

Liquidity

All of the Fund’s source of capital is derived from the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which are used as margin for the Fund’s trading in currency futures contracts. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. The balance of the net assets is held in the Fund’s trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(5.8) million and $54.8 million for the Nine Months Ended September 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2012, $928.8 million was paid to purchase United States Treasury Obligations and $902.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2011, $1,001.8 million was paid to purchase United States Treasury Obligations and $1,051.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $4.5 million and by $18.8 million during the Nine Months Ended September 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $27.2 million and $(44.6) million during the Nine Months Ended September 30, 2012 and 2011, respectively. This included $153.4 million and $96.8 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

SEPTEMBER 30, 2012 AND 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 3.09% from $24.61 per Share to $25.37 per Share. The Share price low and high for the Three Months Ended September 30, 2012 and related change from the Share price on June 30, 2012 was as follows: Shares traded from a low of $24.52 per Share (-0.37%) on July 12 and July 24, 2012, to a high of $25.37 per Share (+3.09%) on September 28, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 2.84% from $24.65 per Share to $25.35 per Share. For the Three Months Ended September 30, 2012, gains in the long index futures positions in the Australian Dollar, the New Zealand Dollar and Norwegian Krone and gains in the short currency positions in the Euro were partially offset by losses in the short futures positions in the Japanese Yen and Swiss Franc contributing to an overall 3.01% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended September 30, 2012, was $9.0 million, resulting from $0.1 million of interest income, net realized gain of $13.9 million, net unrealized loss of $4.4 million, and operating expenses of $0.6 million.

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 6.89% from $24.67 per Share to $22.97 per Share. For the Three Months Ended September 30, 2011, losses in the long index currency positions in the Australian Dollar, Norwegian Krone and New Zealand Dollar and the short index currency positions in the Swiss Franc were partially offset by gains in the short currency positions in the Japanese Yen contributing to an overall 6.67% decrease in the level of the DBCFH-TR™.

Net loss for the Three Months Ended September 30, 2011, was $26.8 million, resulting from $0.01 million of interest income, net realized loss of $6.9 million, net unrealized losses of $19.2 million, and operating expenses of $0.7 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 6.78% from $23.76 per Share to $25.37 per Share. The Share price low and high for the Nine Months Ended September 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $23.39 per Share (-1.56%) on June 1, 2012, to a high of $25.67 per Share (+8.04%) on March 1, 2012.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share increased 6.38% from $23.83 per Share to $25.35 per Share. For the Nine Months Ended September 30, 2012, gains in the long index currency positions in the Australian Dollar, Norwegian Krone and New Zealand Dollar and gains in the short currency positions in the Japanese Yen, Euro and the Swiss Franc contributed to an overall 6.95% increase in the level of the DBCFH-TR™.

Net income for the Nine Months Ended September 30, 2012, was $16.4 million, resulting from $0.1 million of interest income, net realized gain of $22.7 million, net unrealized loss of $4.5 million, and operating expenses of $1.9 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets. The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$329,951,446	0.57%	$4,420,229	7

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$286,184,485	0.87%	$5,798,141	6

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Martin Kremenstein, its Chief Executive Officer, and Michael Gilligan, its Chief Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	800,000	$25.16
Three Months Ended September 30, 2011	4,600,000	$23.43

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

The information below is provided pursuant to CFTC Rule 4.24 which requires the disclosure of material actions that occurred within the last 5 years, including certain resolved matters.

At any given time and in the ordinary course of their business, Deutsche Bank Securities Inc. (“DBSI”) is involved in and subject to a number of legal actions, administrative proceedings and regulatory examinations, inquiries and investigations, which, in the aggregate, are not, as of the date of this disclosure document, expected to have a material effect upon their condition, financial or otherwise, or to materially impair their ability to perform their obligation as a clearing member or in rendering services to each Fund. Except as disclosed below, there have been no administrative, civil or criminal proceedings pending, on appeal or concluded against DBSI or its principals within the five years preceding the date of this disclosure document that DBSI would deem material for purposes of Part 4 of CFTC regulations.

Tax-Related Litigation

Deutsche Bank AG (the “Bank”), along with certain affiliates, including DBSI, and current and/or former employees (collectively referred to as Deutsche Bank), have collectively been named as defendants in a number of legal proceedings brought by customers in various tax-oriented transactions. Deutsche Bank provided financial products and services to these customers, who were advised by various accounting, legal and financial advisory professionals. The customers claimed tax benefits as a result of these transactions, and the United States Internal Revenue Service (IRS) has rejected those claims. In these legal proceedings, the customers allege that the professional advisors, together with Deutsche Bank, improperly misled the customers into believing that the claimed tax benefits would be upheld by the IRS. The legal proceedings are pending in state and federal courts, and claims against Deutsche Bank are alleged under both U.S. state and federal law. Approximately 106 legal proceedings have been resolved and dismissed with prejudice with respect to Deutsche Bank. A number of other legal proceedings remain pending as against Deutsche Bank and are currently at various pre-trial stages, including discovery. Deutsche Bank has received a number of unfiled claims as well, and has resolved certain of those unfiled claims, though others remain pending against Deutsche Bank. The Bank does not expect these pending legal proceedings and unfiled claims to have a significant effect on its financial position or profitability.

Mortgage-Related and Asset Backed Securities Matters

        The Bank and its affiliates, including DBSI (collectively referred to as Deutsche Bank), have received subpoenas and requests for information from certain regulators and government entities concerning its activities regarding the origination, purchase, securitization, sale and/or trading of mortgage loans, residential mortgage backed securities (RMBS), collateralized debt obligations, asset backed commercial paper and credit derivatives. Deutsche Bank is cooperating fully in response to those subpoenas and requests for information.

Deutsche Bank has been named as defendant in numerous civil litigations in various roles as issuer or underwriter in RMBS offerings. These cases include purported class action suits, actions by individual purchasers of securities, and actions by insurance companies that guaranteed payments of principal and interest for particular tranches of securities offerings. Although the allegations vary by lawsuit, these cases generally allege that the RMBS offering documents contained material misrepresentations and omissions, including with regard to the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination.

Deutsche Bank and several current or former employees were named as defendants in a putative class action commenced on June 27, 2008, relating to two Deutsche Bank-issued RMBS offerings. Following a mediation, the court has approved a settlement of the case.

Deutsche Bank is a defendant in putative class actions relating to its role, along with other financial institutions, as underwriter of RMBS issued by various third-parties and their affiliates including Countrywide Financial Corporation, IndyMac MBS, Inc., Novastar Mortgage Corporation, and Residential Accredit Loans, Inc. These cases are in various stages up through discovery. On March 29, 2012, the court dismissed with prejudice and without leave to replead the putative Novastar Mortgage Corporation class action, which the plaintiffs have appealed.

Deutsche Bank is a defendant in various non-class action lawsuits by alleged purchasers of, and counterparties involved in transactions relating to, RMBS, and their affiliates, including Allstate Insurance Company, Asset Management Fund, Assured Guaranty Municipal Corporation, Baverische Landesbank, Cambridge Place Investments Management Inc., the Federal Deposit Insurance Corporation (as conservator for Franklin Bank S.S.B., Citizens National Bank and Strategic Capital Bank), the Federal Home Loan Bank of Boston, the Federal Home Loan Bank of San Francisco, the Federal Home Loan Bank of Seattle, the Federal Housing Finance Agency (as conservator for Fannie Mae and Freddie Mac), John Hancock Insurance Company, Mass Mutual Life Insurance Company, Phoenix Light SF Limited, Sealink Funding Ltd., Stichting Pensioenfonds ABP, The Charles Schwab Corporation, The Union Central Life Insurance Company, The Western and Southern Life Insurance Co. and the West Virginia Investment Management Board. These civil litigations are in various stages up through discovery.

In the actions against Deutsche Bank solely as an underwriter of other issuers’ RMBS offerings, Deutsche Bank has contractual rights to indemnification from the issuers, but those indemnity rights may in whole or in part prove effectively unenforceable where the issuers are now or may in the future be in bankruptcy or otherwise defunct.

On February 6, 2012, the United States District Court for the Southern District of New York issued an order dismissing claims brought by Dexia SA/NV and Teachers Insurance and Annuity Association of America, and their affiliates. The court dismissed some of the claims with prejudice and granted the plaintiffs leave to replead other claims.

On July 16, 2012, the Fourth Judicial District for the State of Minnesota dismissed Deutsche Bank from a litigation brought by Moneygram Payment Systems, Inc. (Moneygram) relating to investments in RMBS, collateralized debt obligations and credit-linked notes. The court further denied Moneygram’s motion for reconsideration.

A number of other entities have threatened to assert claims against Deutsche Bank in connection with various RMBS offerings and other related products, and Deutsche Bank has entered into agreements with a number of these entities to toll the relevant statute of limitations. It is possible that these potential claims may have a material impact on Deutsche Bank.

On May 3, 2011, the United States Department of Justice (USDOJ) filed a civil action against Deutsche Bank AG and MortgageIT, Inc. (MIT) in the United States District Court for the Southern District of New York. The USDOJ filed an amended complaint on August 22, 2011. The amended complaint, which asserts claims under the U.S. False Claims Act and common law, alleges that Deutsche Bank AG, DB Structured Products, Inc., MIT, and DBSI submitted false certifications to the Department of Housing and Urban Development’s Federal Housing Administration (FHA) concerning MIT’s compliance with FHA requirements for quality controls and concerning whether individual loans qualified for FHA insurance. As set forth in the amended complaint, the FHA has paid $368 million in insurance claims on mortgages that are allegedly subject to false certifications. The amended complaint seeks recovery of treble damages and indemnification of future losses on loans insured by FHA, and as set forth in the filings, the government seeks over $1 billion in damages. On September 23, 2011, the defendants filed a motion to dismiss the amended complaint. Following a hearing on December 21, 2011, the court granted the USDOJ leave to file a second amended complaint. On May 10, 2012, Deutsche Bank settled this litigation with the USDOJ for $202.3 million.

        On May 8, 2012, Deutsche Bank reached a settlement with Assured Guaranty Municipal Corporation (Assured) regarding claims on certain RMBS issued and underwritten by Deutsche Bank that are covered by financial guaranty insurance provided by Assured. Pursuant to this settlement, Deutsche Bank made a payment of $166 million and agreed to participate in a loss share arrangement to cover a percentage of Assured’s future losses on certain RMBS issued by Deutsche Bank. All of Deutsche Bank’s currently expected payments pursuant to this settlement were provisioned in previous quarters. This settlement resolves two litigations with Assured relating to financial guaranty insurance and limits claims in a third litigation where all the underlying mortgage collateral was originated by Greenpoint Mortgage Funding, Inc. (a subsidiary of Capital One), which is required to indemnify Deutsche Bank.

Auction Rate Securities

The Bank and DBSI, including a division of DBSI, have been named as defendants in 21 individual actions asserting various claims under the federal securities laws and state common law arising out of the sale of auction rate securities (ARS). Of those 21 actions, four are pending and 17 have been resolved and dismissed with prejudice. The Bank and DBSI were the subjects of a putative class action, filed in the United States District Court for the Southern District of New York, asserting various claims under the federal securities laws on behalf of all persons or entities who purchased and continue to hold ARS offered for sale by the Bank and DBSI between March 17, 2003 and February 13, 2008. In December 2010, the court dismissed the putative class action with prejudice. After initially filing a notice of appeal, the plaintiff voluntarily withdrew and dismissed the appeal in December 2011. The Bank was also named as a defendant, along with ten other financial institutions, in two putative class actions, filed in the United States District Court for the Southern District of New York, asserting violations of the antitrust laws. The putative class actions allege that the defendants conspired to artificially support and then, in February 2008, restrain the ARS market. On or about January 26, 2010, the court dismissed the two putative class actions. The plaintiffs have filed appeals of the dismissals.

Trust Preferred Securities

The Bank and certain of its affiliates and officers, including DBSI, are the subject of a consolidated putative class action, filed in the United States District Court for the Southern District of New York, asserting claims under the federal securities laws on behalf of persons who purchased certain trust preferred securities issued by Deutsche Bank and its affiliates between October 2006 and May 2008. Claims are asserted under sections 11, 12(a)(2), and 15 of the Securities Act of 1933. An amended and consolidated class action complaint was filed on January 25, 2010. On August 19, 2011, the court granted in part and denied in part the defendants’ motion to dismiss. Defendants have moved for reconsideration of the portion of the decision denying the motion to dismiss. On September 20, 2011, plaintiffs filed a second amended complaint, which no longer includes claims based on the October 2006 issuance of securities.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB G10 Currency Harvest Fund- September 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB G10 Currency Harvest Fund - September 30, 2012, (iii) the Schedule of Investments - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB G10 Currency Harvest Fund - Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Three Months Ended September 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Three Months Ended September 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Nine Months Ended September 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Nine Months Ended September 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB G10 Currency Harvest Fund - Nine Months Ended September 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB G10 Currency Harvest Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ MARTIN KREMENSTEIN
Name: Title:	Martin Kremenstein Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Chief Financial Officer

Dated: November 2, 2012