Form 10-Q
period 2013-03-31
PowerShares DB G10 Currency Harvest Fund
filed 2013-05-03
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of March 31, 2013: 12,800,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $301,976,787 and $318,972,808 respectively)	$301,987,614	$318,992,421
Cash held by broker	44,712,144	26,203,938
Net unrealized appreciation (depreciation) on futures contracts	1,599,190	142,320

Deposits with broker	348,298,948	345,338,679

Total assets	$348,298,948	$345,338,679

Liabilities
Management fee payable	$220,061	$216,151
Brokerage fee payable	565	593

Total liabilities	220,626	216,744

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,088	1,046
Shareholders’ equity—Shares	348,077,234	345,120,889

Total shareholders’ equity	348,078,322	345,121,935

Total liabilities and equity	$348,298,948	$345,338,679

General Shares outstanding	40	40
Shares outstanding	12,800,000	13,200,000
Net asset value per share
General Shares	$27.20	$26.15
Shares	$27.19	$26.15

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Schedule of Investments

March 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 18, 2013	41.08%	$142,997,855	$143,000,000
U.S. Treasury Bills, 0.075% due April 25, 2013	16.66	57,998,724	58,000,000
U.S. Treasury Bills, 0.075% due May 2, 2013	1.44	4,999,795	5,000,000
U.S. Treasury Bills, 0.07% due May 9, 2013	2.87	9,999,520	10,000,000
U.S. Treasury Bills, 0.085% due May 16, 2013	5.17	17,998,758	18,000,000
U.S. Treasury Bills, 0.11% due June 6, 2013	8.91	30,997,148	31,000,000
U.S. Treasury Bills, 0.095% due June 13, 2013	10.06	34,996,080	35,000,000
U.S. Treasury Bills, 0.085% due June 20, 2013	0.57	1,999,734	2,000,000

Total United States Treasury Obligations (cost $301,976,787)	86.76%	$301,987,614

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
113.6 million Australian Dollars vs. USD 117.6 million for settlement June 17, 2013	0.10%	$364,300	$117,245,780
89.9 million Euro vs. USD 115.5 million for settlement June 17, 2013*	0.55	1,896,700	(117,143,413)
11,200.0 million Japanese Yen vs. USD 119.2 million for settlement June 17, 2013*	(0.59)	(2,053,525)	(117,036,075)
142.8 million New Zealand Dollars vs. USD 118.9 million for settlement June 17, 2013	0.52	1,824,620	116,999,260
680.0 million Norwegian Krone vs. USD 116.2 million for settlement June 17, 2013	(0.31)	(1,089,880)	117,145,480
110.3 million Swiss Francs vs. USD 116.6 million for settlement June 17, 2013*	0.19	656,975	(116,926,625)

Net Unrealized Appreciation on Futures Contracts	0.46%	$1,599,190	$284,407

Net unrealized appreciation is comprised of unrealized gains of $4,742,595.00 and unrealized losses of $3,143,405.00.

*	Positions represent futures contracts sold.

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	5.21%	$18,000,000	$18,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	0.87	2,999,982	3,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	35.35	121,999,146	122,000,000
U.S. Treasury Bills, 0.045% due January 24, 2013	16.80	57,999,362	58,000,000
U.S. Treasury Bills, 0.075% due January 31, 2013	2.90	9,999,800	10,000,000
U.S. Treasury Bills, 0.105% due February 7, 2013	2.90	9,999,720	10,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	1.74	5,999,802	6,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	2.32	7,999,696	8,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	11.01	37,997,986	38,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	10.14	34,997,760	35,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	0.58	1,999,860	2,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	2.61	8,999,307	9,000,000

Total United States Treasury Obligations (cost $318,972,808)	92.43%	$318,992,421

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
111.2 million Australian Dollars vs. USD 114.8 million for settlement March 18, 2013	(0.46)%	$(1,574,890)	$116,388,890
88.6 million Euro vs. USD 117.1 million for settlement March 18, 2013*	(0.20)	(703,013)	(116,352,888)
9,725.0 million Japanese Yen vs. USD 112.3 million for settlement March 18, 2013*	1.22	4,216,063	(116,539,813)
138.8 million New Zealand Dollars vs. USD 114.1 million for settlement March 18, 2013	(0.69)	(2,387,660)	116,509,020
658.0 million Norwegian Krone vs. USD 118.1 million for settlement March 18, 2013	0.39	1,365,420	116,719,260
106.9 million Swiss Francs vs. USD 117.0 million for settlement March 18, 2013*	(0.22)	(773,600)	(116,233,150)

Net Unrealized Appreciation on Futures Contracts	0.04%	$142,320	$491,319

Net unrealized appreciation is comprised of unrealized gains of $5,581,483 and unrealized losses of $5,439,163.

*	Positions represent futures contracts sold.

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Income
Interest Income	$64,196	$21,503

Expenses
Management Fee	636,386	619,689
Brokerage Commissions and Fees	42,911	44,175

Total Expenses	679,297	663,864

Net investment income (loss)	(615,101)	(642,361)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	712	(201)
Futures	12,795,336	25,566,842

Net realized gain (loss)	12,796,048	25,566,641

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(8,786)	6,369
Futures	1,456,870	(9,617,008)

Net change in unrealized gain (loss)	1,448,084	(9,610,639)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	14,244,132	15,956,002

Net Income (Loss)	$13,629,031	$15,313,641

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2013	40	$1,046	13,200,000	$345,120,889	$345,121,935

Sale of Shares			400,000	10,671,312	10,671,312

Redemption of Shares			(800,000)	(21,343,956)	(21,343,956)

Net Income (Loss)

Net investment income (loss)		(2)		(615,099)	(615,101)

Net realized gain (loss) on United States Treasury Obligations and Futures		39		12,796,009	12,796,048

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		5		1,448,079	1,448,084

Net Income (Loss)		42		13,628,989	13,629,031

Balance at March 31, 2013	40	$1,088	12,800,000	$348,077,234	$348,078,322

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2012	40	$953	12,000,000	$285,997,025	$285,997,978

Sale of Shares			2,800,000	69,386,448	69,386,448

Redemption of Shares			(1,000,000)	(24,857,378)	(24,857,378)

Net Income (Loss)

Net investment income (loss)		(2)		(642,359)	(642,361)

Net realized gain (loss) on United States Treasury Obligations and Futures		82		25,566,559	25,566,641

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(31)		(9,610,608)	(9,610,639)

Net Income (Loss)		49		15,313,592	15,313,641

Balance at March 31, 2012	40	$1,002	13,800,000	$345,839,687	$345,840,689

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net Income (Loss)	$13,629,031	$15,313,641
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(322,937,860)	(340,960,436)
Proceeds from securities sold and matured	339,998,789	296,999,654
Net accretion of discount on United States Treasury Obligations	(64,196)	(21,503)
Net realized (gain) loss on United States Treasury Obligations	(712)	201
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(1,448,084)	9,610,639
Change in operating receivables and liabilities:
Receivable for securities sold	—	(4,999,906)
Management fee payable	3,910	40,192
Brokerage fee payable	(28)	3,362

Net cash provided by (used for) operating activities	29,180,850	(24,014,156)

Cash flows from financing activities:
Proceeds from sale of Shares	10,671,312	69,386,448
Payments for redemption of Shares	(21,343,956)	(19,845,320)

Net cash provided by (used for) financing activities	(10,672,644)	49,541,128

Net change in cash held by broker	18,508,206	25,526,972
Cash held by broker at beginning of period	26,203,938	3,952,949

Cash held by broker at end of period	$44,712,144	$29,479,921

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

March 31, 2013

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

This Report covers the three months ended March 31, 2013 and 2012 (hereinafter referred to as the “Three Months Ended March 31, 2013” and the “Three Months Ended March 31, 2012”, respectively).

(2) Fund Investment Overview

The Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™, (the “Index”), with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s currency futures broker as margin.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of March 31, 2013 and December 31, 2012, the Fund had $348,298,948 (or 100%) and $345,338,679 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $7,147,456 (or 2.05%) and $8,221,754 (or 2.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of March 31, 2013 and December 31, 2012, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

Deutsche Bank G10 Currency Future Harvest Index™ is a registered trademark of Deutsche Bank AG London (the “Index Sponsor”). All rights reserved. Trademark applications in the United States are pending with respect to both the Fund and the Index. The Fund has been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred Management Fees of $636,386 and $619,689, respectively. As of March 31, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $220,061 and $216,151, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred brokerage fees of $42,911 and $44,175, respectively. As of March 31, 2013 and December 31, 2012, brokerage fees payable were $565 and $593, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants. As of March 31, 2013 and December 31, 2012, there were no fund assets held by the Administrator.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Invesco Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Distributors, Inc. (“Invesco Distributors”), an affiliate of Invesco PowerShares Capital Management LLC, the Managing Owner, on behalf of the Fund, has appointed Invesco Distributors as a marketing agent. Invesco Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2013 and December 31, 2012 were holdings of $7,147,456 and $8,221,754, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of March 31, 2013, the Fund had cash held by the Commodity Broker of $44,712,144. As of December 31, 2012, the Fund had cash held by the Commodity Broker of $26,203,938. There were no cash equivalents held by the Fund as of March 31, 2013 and December 31, 2012.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2013 and December 31, 2012, the futures contracts held by the Fund were in a net unrealized appreciation position of $1,599,190 and $142,320, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2013 and 2012.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2013 and 2012, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$301,987,614	$318,992,421
Currency Futures Contracts (Level 1)	$1,599,190	$142,320

There were no Level 2 or Level 3 holdings during the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (the “DTC”) book-entry system to the Fund no later than noon, Eastern Standard Time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

March 31, 2013

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2013 and 2012

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Shares Sold	400,000	2,800,000	$10,671,312	$69,386,448
Shares Redeemed	(800,000)	(1,000,000)	(21,343,956)	(24,857,378)

Net Increase/(Decrease)	(400,000)	1,800,000	$(10,672,644)	$44,529,070

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

No distributions were paid for the Three Months Ended March 31, 2013 or 2012.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2013, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2013 and 2012. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Asset Value
Net asset value per Share, beginning of period	$26.15	$23.83
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.09	1.28
Net investment income (loss)	(0.05)	(0.05)

Net income (loss)	1.04	1.23
Net asset value per Share, end of period	$27.19	$25.06

Market value per Share, beginning of period	$26.15	$23.76

Market value per Share, end of period	$27.25	$25.01

Ratio to average Net Assets*
Net investment income (loss)	(0.72)%	(0.78)%

Total expenses	0.80%	0.80%

Total Return, at net asset value**	3.98%	5.16%

Total Return, at market value**	4.21%	5.26%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The following table reflects the Fund and Index weights of each Index Currency as of March 31, 2013:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	— *	— *
Euro	(32.56%)	(32.55%)
Japanese Yen	(33.65%)	(33.63%)
Canadian Dollar	—	—
Swiss Franc	(32.85%)	(32.84%)
British Pound	—	—
Australian Dollar	33.23%	33.22%
New Zealand Dollar	33.57%	33.58%
Norwegian Krone	32.79%	32.76%
Swedish Krona	—	—

*	The United States Dollar was one of the Eligible Index Currencies (as hereinafter defined) associated with the three lowest interest rates. As a result, the Fund did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Fund re-balances.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of March 31, 2013 and December 31, 2012, the Fund had $348,298,948 (or 100%) and $345,338,679 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $7,147,456 (or 2.05%) and $8,221,754 (or 2.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of March 31, 2013 and December 31, 2012, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

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

The Index Sponsor will review the three month Libor rate for each Eligible Index Currency other than NZD, SEK and NOK. The Index Sponsor will review the three month rate of the New Zealand Bank Bill for NZD. The Index sponsor will review the three month Stibor rate and the three month Nibor rate for the SEK and NOK, respectively. The Libor, Stibor and Nibor rates for the Eligible Index Currencies, as applicable, mean the London, Stockholm and Norway interbank offered rates for overnight deposits, respectively, each of which is published by Reuters. The Eligible Index Currencies are then ranked according to yield. The three highest yielding and three lowest yielding are selected as Index Currencies for inclusion in calculating the Index. If two Index Currencies have the same yield, then the previous quarter’s ranking will be used. Please see http://www.dbxus.com with respect to the most recently available weighted composition of the Fund and the composition of the Fund’s index.

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

Performance Summary

This report covers the three months ended March 31, 2013 and 2012 (herein referred to as the “Three Months Ended March 31, 2013” and the “Three Months Ended March 31, 2012”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index — Total Return™ (“DBCFH-TR”™), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2013 and 2012” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended March 31, 2013 and 2012.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended March 31, 2013 and 2012

Underlying Index Currency	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position[1]		Short Position[1]
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Norwegian Krone (NOK)	(1.56)%	1.68%	—	—
Australian Dollar (AUD)	0.32%	0.67%	—	—
New Zealand Dollar (NZD)	0.62%	1.87%	—	—
Japanese Yen (JPY)	—	—	2.46%	2.36%
Swiss Franc (CHF)	—	—	1.27%	(1.28)%
Euro (EUR)	—	—	1.02%	—

	DBCFH-TR™ - Index Returns
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.02%	0.02%
DBCFH-TR™	4.16%	5.33%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended March 31, 2013, the Index (as per its rules) did not include a long or short USD futures position.

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. Financial Accounting Standards Board (FASB) Accounting Standards Codification fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $29.2 million and $(24.0) million for the Three Months Ended March 31, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2013, $322.9 million was paid to purchase United States Treasury Obligations and $340.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2012, $341.0 million was paid to purchase United States Treasury Obligations and $297.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $1.4 million and decreased by $9.6 million during the Three Months Ended March 31, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(10.7) million and $49.5 million during the Three Months Ended March 31, 2013 and 2012, respectively. This included $10.7 million and $69.4 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2013 and 2012, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

MARCH 31, 2013 AND 2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

Deutsche Bank G10 Currency Future Harvest Index — Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share increased 4.21% from $26.15 per Share to $27.25 per Share. The Share price low and high for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a low of $26.42 per Share (+1.03%) on January 2, 2013, to a high of $27.33 per Share (+4.51%) on March 27, 2013.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2013, the net asset value of each Share increased 3.98% from $26.15 per Share to $27.19 per Share. For the Three Months Ended March 31, 2013, gains in the long index currency positions in the Australian Dollar and New Zealand Dollar and gains in the short index currency positions in the Euro, Japanese Yen and Swiss Francs were partially offset by losses in the long currency positions in the Norwegian Krone contributing to an overall 4.16% increase in the level of the DBCFH-TR™.

Net income for the Three Months Ended March 31, 2013, was $13.6 million, resulting from $0.06 million of interest income, net realized gains of $12.8 million, net change in unrealized gain of $1.4 million, and operating expenses of $0.7 million.

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

Net income for the Three Months Ended March 31, 2012, was $15.3 million, resulting from $0.01 million of interest income, net realized gains of $25.6 million, net change in unrealized loss of $9.6 million, and operating expenses of $0.7 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$348,298,948	0.40%	$3,256,547	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$345,338,679	0.44%	$3,562,971	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed February 22, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2013 and 2012:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2013	800,000	$26.68
Three Months Ended March 31, 2012	1,000,000	$24.86

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”)

Our affiliate Deutsche Bank AG, has provided us the disclosure set forth below describing the ITRA-relevant affiliates of it and its affiliates for the quarter ended March 31, 2013. All references in the disclosure set forth below to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

Under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended, an issuer of securities registered under the Securities Exchange Act of 1934 is are required to disclose in its periodic reports filed under the Securities Exchange Act of 1934 certain of its activities and those of its affiliates relating to Iran and to other persons sanctioned by the U.S. under programs relating to terrorism and proliferation of weapons of mass destruction that occurred during the period covered by the report. Described below are a number of potentially disclosable activities of Deutsche Bank AG and its affiliates. Disclosure is generally required regardless of whether the activities, transactions or dealings were conducted in compliance with applicable law.

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of a number of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of January 1, 2013, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities are guaranteed by national export credit agencies representing two European national governments and one Asian national government. The obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, are waived for 2013, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above or for the former borrower NIOC, into which receivables are in principle paid by the buyers of the oil and oil products. During the first quarter of 2013, however, no receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to freeze the accounts in light of the overall sanctions environment.

During the first quarter of 2013, € 5.67 million was paid into the escrow accounts, caused by a partial refund of the premium originally paid to the German export credit agency, due to the prepayment of the covered financing in 2012, and we, in our role as escrow agent, distributed to the participants in the banking consortia approximately € 4,200 including portions attributable to us totalling approximately € 400.

Without being either agent or arranger and in our role as mere lender participant we received approximately € 1.1 million of repayments in principal and approximately € 70,000 interest in the first quarter of 2013.

We generated revenues in the first quarter of 2013 of approximately € 1.1 million in respect of these financing arrangements, of which approximately € 1.0 million consisted of escrow account revenues, approximately € 40,000 consisted of loan interest revenues and approximately € 50,000 consisted of fee revenues. The net profits were less than these amounts.

Our portion of the remaining loan facilities amounted to approximately € 35 million as of March 31, 2013. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

As of March 31, 2013, we have an undrawn commitment under one of the financing agreements referred to above under which the NPC is borrower of approximately € 1.3 million. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly-owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we intend to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Sepah, Bank Tejarat and NPC. In that capacity, it received approximately € 0.4 million in repayments of principal and interest in the first quarter of 2013, part of which was paid by us to BHF-BANK in our capacity as agent or arranger, almost all of which it passed on to participants in such arrangements. In the first quarter of 2013, BHF-BANK’s gross revenues from this business were approximately € 23,000 and its net profits were less than this amount.

Legacy Contractual Obligations Related to Guarantees. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to refrain from issuing new guarantees to Iranian or Iran-related beneficiaries. Although these pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. In 2012, we exited many of these guarantees, but a number are still outstanding, having an aggregate face amount of approximately € 8.5 million as of March 31, 2013. We paid approximately € 2,500 in cancellation fees in the first quarter of 2013 in respect of these guarantees into frozen accounts of the relevant Iranian banks at European financial institutions. The gross revenues from this business in the first quarter of 2013 were approximately € 16,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 9.0 million as of March 31, 2013, the gross revenues received from non-Syrian parties for these guarantees in the first quarter of 2013 were approximately € 20,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of € 385 to the frozen account of the Syrian bank.

BHF-BANK, based on similar legacy guarantees issued before 2012, paid commissions and charges in the first quarter of 2013 of approximately € 1,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received in the first quarter of 2013 approximately € 35,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. No new guarantees were issued relating to such business in the first quarter of 2013, nor were existing guarantees extended or paid. The aggregate face amount of these legacy guarantees was approximately € 22.5 million as of March 31, 2013.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 0.5 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 1,500 and the net profit derived from these activities was less than this amount.

We intend to exit these arrangements in the coming years as soon as possible.

Payments. We received one payment of less than € 13,000 in favor of a non-Iranian client in Germany, which payment was subsequently found to have stemmed from a relevant Iranian entity. Revenue for this incoming payment was less than € 250. In line with applicable law, we intend to continue to execute incoming payments such as this for our corporate or private clients.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French Central Bank accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In the first quarter of 2013, we received approximately € 36 million in such disbursements in less than 400 transactions via the German and French Central Banks in respect of payments from the above-mentioned Iranian banks, and the net profits derived from these payments were negligible (less than one euro per transaction). Relevant transactions of our subsidiary Postbank are included in these figures. In general we intend to continue this business.

The German Bundesbank also accepts fund transfers in favor of the above-mentioned Iranian banks and freezes the relevant amounts under applicable law. By using this avenue, we on behalf of one of our clients transferred to one of the Iranian banks mentioned above one payment of € 13,300 (revenues were less than one euro). We do not seek to execute such payments.

At the request of the German Bundesbank, BHF-BANK maintains accounts for Bank Sepah’s Frankfurt branch, which accounts are frozen under European sanctions law. In the first quarter of 2013, the total volume of outgoing payments from these accounts was approximately € 3 million, which payments were made with the consent of the competent authorities in Germany under applicable law. In the first quarter of 2013, the gross revenues from this activity were approximately € 3,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. Iranian embassies and consulates in Germany and the Netherlands also hold accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian Consulate of girocard (debit card/ATM) terminals as well as the processing of transactions of cardholders using those terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The accounts maintained exist to fund the day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. Additionally, Deutsche Bank Netherlands N.V. has a relationship with the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 4.7 million in the first quarter of 2013, which payments were made with the consent of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 11,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations with various European countries and the United Nations. We intend to continue these activities.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition — March 31, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Schedule of Investments — March 31, 2013, (iii) the Schedule of Investments — December 31, 2012, (iv) the Unaudited Statements of Income and Expenses — Three Months Ended March 31, 2013 and 2012, (v) the Unaudited Statements of Changes in Shareholders’ Equity — Three Months Ended March 31, 2013, (vi) the Unaudited Statements of Changes in Shareholders’ Equity — Three Months Ended March 31, 2012, (vii) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein Chief Executive Officer
Title:

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan Chief Financial Officer
Title:

Dated: May 3, 2013