Form 10-Q
period 2013-06-30
PowerShares DB G10 Currency Harvest Fund
filed 2013-08-08
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of June 30, 2013: 10,200,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Financial Condition

June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $254,988,174 and $318,972,808 respectively)	$254,995,630	$318,992,421
Cash held by broker	8,294,118	26,203,938
Net unrealized appreciation (depreciation) on futures contracts	(3,712,570)	142,320

Deposits with broker	259,577,178	345,338,679

Receivable for shares issued	5,085,984	—
Total assets	$264,663,162	$345,338,679

Liabilities
Payable for shares redeemed	$5,085,984	$—
Management fee payable	184,982	216,151
Brokerage fee payable	6,019	593

Total liabilities	5,276,985	216,744

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,017	1,046
Shareholders’ equity—Shares	259,385,160	345,120,889

Total shareholders’ equity	259,386,177	345,121,935

Total liabilities and equity	$264,663,162	$345,338,679

General Shares outstanding	40	40
Shares outstanding	10,200,000	13,200,000
Net asset value per share
General Shares	$25.43	$26.15
Shares	$25.43	$26.15

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Schedule of Investments

June 30, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.04% due July 5, 2013	6.17%	$15,999,984	$16,000,000
U.S. Treasury Bills, 0.045% due July 18, 2013	38.55	99,999,200	100,000,000
U.S. Treasury Bills, 0.03% due July 25, 2013	12.72	32,999,670	33,000,000
U.S. Treasury Bills, 0.05% due August 1, 2013	1.93	4,999,935	5,000,000
U.S. Treasury Bills, 0.04% due August 8, 2013	3.85	9,999,790	10,000,000
U.S. Treasury Bills, 0.045% due August 15, 2013	6.94	17,999,550	18,000,000
U.S. Treasury Bills, 0.045% due September 5, 2013	9.64	24,999,200	25,000,000
U.S. Treasury Bills, 0.045% due September 12, 2013	15.81	40,998,770	41,000,000
U.S. Treasury Bills, 0.045% due September 19, 2013	2.70	6,999,531	7,000,000

Total United States Treasury Obligations (cost $254,988,174)	98.31%	$254,995,630

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts
93.8 million Australian Dollars vs USD 85.3 million for settlement September 16, 2013	(1.56)%	$(4,039,100)	$85,423,660
67.0 million Euro vs. USD 87.1 million for settlement September 16, 2013*	0.85	2,193,275	(87,254,100)
8,437.5 million Japanese Yen vs. USD 85.0 million for settlement September 16, 2013*	1.61	4,171,225	(85,109,063)
111.7 million New Zealand Dollars vs. USD 85.7 million for settlement September 16, 2013	(1.24)	(3,205,040)	86,143,040
514.0 million Norwegian Krone vs. USD 83.9 million for settlement September 16, 2013	(1.89)	(4,908,580)	84,414,220
82.5 million Swiss Francs vs. USD 87.3 million for settlement September 16, 2013*	0.80	2,075,650	(87,483,000)

Total Futures Contracts	(1.43)%	$(3,712,570)	$(3,865,243)

Net unrealized appreciation is comprised of unrealized losses of $12,152,720 and unrealized gains of $8,440,150.

*	Positions represent futures contracts sold.

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	5.21%	$18,000,000	$18,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	0.87	2,999,982	3,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	35.35	121,999,146	122,000,000
U.S. Treasury Bills, 0.045% due January 24, 2013	16.80	57,999,362	58,000,000
U.S. Treasury Bills, 0.075% due January 31, 2013	2.90	9,999,800	10,000,000
U.S. Treasury Bills, 0.105% due February 7, 2013	2.90	9,999,720	10,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	1.74	5,999,802	6,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	2.32	7,999,696	8,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	11.01	37,997,986	38,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	10.14	34,997,760	35,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	0.58	1,999,860	2,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	2.61	8,999,307	9,000,000

Total United States Treasury Obligations (cost $318,972,808)	92.43%	$318,992,421

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts
111.2 million Australian Dollars vs. USD 114.8 million for settlement March 18, 2013	(0.46)%	$(1,574,890)	$116,388,890
88.6 million Euro vs. USD 117.1 million for settlement March 18, 2013*	(0.20)	(703,013)	(116,352,888)
9,725.0 million Japanese Yen vs. USD 112.3 million for settlement March 18, 2013*	1.22	4,216,063	(116,539,813)
138.8 million New Zealand Dollars vs. USD 114.1 million for settlement March 18, 2013	(0.69)	(2,387,660)	116,509,020
658.0 million Norwegian Krone vs. USD 118.1 million for settlement March 18, 2013	0.39	1,365,420	116,719,260
106.9 million Swiss Francs vs. USD 117.0 million for settlement March 18, 2013*	(0.22)	(773,600)	(116,233,150)

Total Futures Contracts	0.04%	$142,320	$491,319

Net unrealized appreciation is comprised of unrealized gains of $5,581,483 and unrealized losses of $5,439,163.

*	Positions represent futures contracts sold.

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2013 and 2012 and Six Months Ended

June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income
Interest Income	$45,109	$52,705	$109,305	$74,208

Expenses
Management Fee	630,586	576,390	1,266,972	1,196,079
Brokerage Commissions and Fees	50,447	30,111	93,358	74,286

Total Expenses	681,033	606,501	1,360,330	1,270,365

Net investment income (loss)	(635,924)	(553,796)	(1,251,025)	(1,196,157)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	4,600	701	5,312	500
Futures	(16,063,170)	(16,783,379)	(3,267,834)	8,783,463

Net realized gain (loss)	(16,058,570)	(16,782,678)	(3,262,522)	8,783,963

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(3,371)	(832)	(12,157)	5,537
Futures	(5,311,760)	9,435,050	(3,854,890)	(181,958)

Net change in unrealized gain (loss)	(5,315,131)	9,434,218	(3,867,047)	(176,421)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(21,373,701)	(7,348,460)	(7,129,569)	8,607,542

Net Income (Loss)	$(22,009,625)	$(7,902,256)	$(8,380,594)	$7,411,385

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2013	40	$1,088	12,800,000	$348,077,234	$348,078,322

Sale of Shares			1,400,000	37,624,430	37,624,430

Redemption of Shares			(4,000,000)	(104,306,950)	(104,306,950)

Net Income (Loss)

Net investment income (loss)		(2)		(635,922)	(635,924)

Net realized gain (loss) on United States Treasury Obligations and Futures		(57)		(16,058,513)	(16,058,570)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(12)		(5,315,119)	(5,315,131)

Net Income (Loss)		(71)		(22,009,554)	(22,009,625)

Balance at June 30, 2013	40	$1,017	10,200,000	$259,385,160	$259,386,177

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2012	40	$1,002	13,800,000	$345,839,687	$345,840,689

Sale of Shares			1,000,000	24,342,562	24,342,562

Redemption of Shares			(3,400,000)	(81,283,268)	(81,283,268)

Net Income (Loss)

Net investment income (loss)		(3)		(553,793)	(553,796)

Net realized gain (loss) on United States Treasury Obligations and Futures		(43)		(16,782,635)	(16,782,678)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		30		9,434,188	9,434,218

Net Income (Loss)		(16)		(7,902,240)	(7,902,256)

Balance at June 30, 2012	40	$986	11,400,000	$280,996,741	$280,997,727

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2013	40	$1,046	13,200,000	$345,120,889	$345,121,935

Sale of Shares			1,800,000	48,295,742	48,295,742

Redemption of Shares			(4,800,000)	(125,650,906)	(125,650,906)

Net Income (Loss)

Net investment income (loss)		(4)		(1,251,021)	(1,251,025)

Net realized gain (loss) on United States Treasury Obligations and Futures		(18)		(3,262,504)	(3,262,522)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(7)		(3,867,040)	(3,867,047)

Net Income (Loss)		(29)		(8,380,565)	(8,380,594)

Balance at June 30, 2013	40	$1,017	10,200,000	$259,385,160	$259,386,177

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$953	12,000,000	$285,997,025	$285,997,978

Sale of Shares			3,800,000	93,729,010	93,729,010

Redemption of Shares			(4,400,000)	(106,140,646)	(106,140,646)

Net Income (Loss)

Net investment income (loss)		(5)		(1,196,152)	(1,196,157)

Net realized gain (loss) on United States Treasury Obligations and Futures		39		8,783,924	8,783,963

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(1)		(176,420)	(176,421)

Net Income (Loss)		33		7,411,352	7,411,385

Balance at June 30, 2012	40	$986	11,400,000	$280,996,741	$280,997,727

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net Income (Loss)	$(8,380,594)	$7,411,385
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(656,895,828)	(604,909,856)
Proceeds from securities sold and matured	720,996,269	617,998,762
Net accretion of discount on United States Treasury Obligations	(110,495)	(74,208)
Net realized (gain) loss on United States Treasury Obligations	(5,312)	(500)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	3,867,047	176,421
Change in operating receivables and liabilities:
Management fee payable	(31,169)	(21,089)
Brokerage fee payable	5,426	(220)

Net cash provided by (used for) operating activities	59,445,344	20,580,695

Cash flows from financing activities:
Proceeds from sale of Shares	43,209,758	93,729,010
Redemption of Shares	(120,564,922)	(106,140,646)

Net cash provided by (used for) financing activities	(77,355,164)	(12,411,636)

Net change in cash held by broker	(17,909,820)	8,169,059
Cash held by broker at beginning of period	26,203,938	3,952,949

Cash held by broker at end of period	$8,294,118	$12,122,008

See accompanying notes to unaudited financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

June 30, 2013

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

This Report covers the three months ended June 30, 2013 and 2012 (hereinafter referred to as the “Three Months Ended June 30, 2013” and the “Three Months Ended June 30, 2012”, respectively) and the six months ended June 30, 2013 and 2012 (hereinafter referred to as the “Six Months Ended June 30, 2013” and the “Six Months Ended June 30, 2012”, respectively).

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 22, 2013.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2013 and December 31, 2012, the Fund had $259,577,178 (or 98.1%) and $345,338,679 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $7,783,864 (or 3.00%) and $8,221,754 (or 2.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of June 30, 2013 and December 31, 2012, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2013

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2013 and 2012, the Fund incurred Management Fees of $630,586 and $576,390, respectively. Management Fees incurred during the Six Months Ended June 30, 2013 and 2012 by the Fund were $1,266,972 and $1,196,079, respectively. As of June 30, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $184,982 and $216,151, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2013 and 2012, the Fund incurred brokerage fees of $50,447 and $30,111, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2013 and 2012 by the Fund were $93,358 and $74,286, respectively. As of June 30, 2013 and December 31, 2012, brokerage fees payable were $6,019 and $593, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants. As of June 30, 2013 and December 31, 2012, there were no Fund assets held by the Administrator.

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

June 30, 2013

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

The presentation of Shareholders’ Equity in prior years has been updated to conform to the June 30, 2013 presentation. Total Shareholders’ Equity was not affected by these changes.

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

(c) Financial Instruments and Fair Value

United States Treasury Obligations and currency futures contracts are recorded in the statements of financial condition on trade date at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

June 30, 2013

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

(d) Deposits with Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and Commodity Broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its Commodity Broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on trade date. These holdings are marked to market based on quoted closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2013 and December 31, 2012 were holdings of $7,783,864 and $8,221,754, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of June 30, 2013, the Fund had cash held with the Commodity Broker of $8,294,118, of which $3,712,570 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2012, the Fund had cash held by the Commodity Broker of $26,203,938. There were no cash equivalents held by the Fund as of June 30, 2013 and December 31, 2012.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. Currency futures are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures contracts for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2013 and December 31, 2012, the futures contracts held by the Fund were in a net unrealized depreciation position of $3,712,570 and a net unrealized appreciated position of $142,320, respectively. Futures Contracts held as of June 30, 2013 are indicative of the volume of derivative activity during the period.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2013

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2013 and 2012 and the Six Months Ended June 30, 2013 and 2012.

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

(l) Organizational and Offering Costs

All organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares are also paid by the Managing Owner.

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2013 and 2012 and the Six Months Ended June 30, 2013 and 2012, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in
Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2013 (unaudited)	December 31, 2012 (unaudited)
United States Treasury Obligations (Level 1)	$254,995,630	$318,992,421
Currency Futures Contracts (Level 1)	$(3,712,570)	$142,320

There were no Level 2 or Level 3 holdings as of June 30, 2013 and December 31, 2012.

(6) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss in excess of the amounts shown in the statement of financial condition. The financial instruments used by the Fund are exchange-listed currency futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearinghouse to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2013

acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the futures contract or notional amounts of the instruments.

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above.

(7) Share Purchases and Redemptions

(a) Purchases

Shares may be purchased directly from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. Upon submission of a creation order, the Authorized Participant may request that the Managing Owner agree to a creation order settlement date of up to 3 business days after the creation order date. Accordingly, the Fund issues Shares in Baskets to Authorized Participants within 3 business days immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Shares, which is determined as promptly as practicable following the publication of the Fund’s net asset value on the date that a valid order to create a Basket is accepted by the Fund.

(b) Redemptions

The redemption procedures allow only Authorized Participants to redeem Baskets. On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable.

Redemption orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “NSCC”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to 3 business days after the redemption order date. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order on the redemption order date (the “Settlement Time”). As agreed to between the Authorized Participant and the Managing Owner, the Fund will distribute the cash redemption amount within 3 business days immediately following the redemption order date. The redemption proceeds from the Fund will be credited to the Authorized Participant at the Settlement Time through the CNS system, assuming timely delivery of redemption Baskets and the transaction fee through the CNS system in accordance with the terms, conditions and guarantees as set forth in the CNS agreements to which the Custodian and the Authorized Participant have entered into. Through the DTC process, the redemption proceeds from the Fund will be delivered through the DTC to the account of the Authorized Participant as recorded on the book entry system of the DTC at the Settlement Time. If the Fund’s account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received and any outstanding amount of the redemption order will be canceled.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2013

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2013 and 2012

and the Six Months Ended June 30, 2013 and 2012 (unaudited)

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended		Shares Six Months Ended		Shareholders’ Equity Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Shares Sold	1,400,000	1,000,000	$37,624,430	$24,342,562	1,800,000	3,800,000	$48,295,742	$93,729,010
Shares Redeemed	(4,000,000)	(3,400,000)	(104,306,950)	(81,283,268)	(4,800,000)	(4,400,000)	(125,650,906)	(106,140,646)

Net Increase/ (Decrease)	(2,600,000)	(2,400,000)	$(66,682,520)	$(56,940,706)	(3,000,000)	(600,000)	$(77,355,164)	$(12,411,636)

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

No distributions were paid for the Six Months Ended June 30, 2013 or 2012.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2013, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2013 and 2012 and for the Six Months Ended June 30, 2013 and 2012. The net investment income and total expense ratios are calculated using average net asset value during the respective period. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Asset Value
Net asset value per Share, beginning of period	$27.19	$25.06	$26.15	$23.83
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.71)	(0.37)	(0.62)	0.91
Net investment income (loss)	(0.05)	(0.04)	(0.10)	(0.09)

Net income (loss)	(1.76)	(0.41)	(0.72)	0.82
Net asset value per Share, end of period	$25.43	$24.65	$25.43	$24.65

Market value per Share, beginning of period	$27.25	$25.01	$26.15	$23.76

Market value per Share, end of period	$25.41	$24.61	$25.41	$24.61

Ratio to average Net Assets*
Net investment income (loss)	(0.76)%	(0.72)%	(0.74)%	(0.75)%

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2013

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total expenses	0.81%	0.79%	0.81%	0.80%

Total Return, at net asset value **	(6.47)%	(1.64)%	(2.75)%	3.44%

Total Return, at market value **	(6.75)%	(1.60)%	(2.83)%	3.58%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB G10 Currency Harvest Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs Execution & Clearing, L.P., Goldman, Sachs & Co., J.P. Morgan Securities Inc., Knight Clearing Services LLC, Morgan Stanley & Co. Incorporated, Newedge USA LLC, Nomura Securities International, RBC Capital Markets, LLC, Jefferies LLC (f/k/a Jefferies & Company, Inc.), Timber Hill LLC, UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets, LLC (f/k/a EWT, LLC) has executed a Participant Agreement.

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

The following table reflects the Fund and Index weights of each Index Currency as of June 30, 2013:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	—	—
Euro	(32.98)%	(33.01)%
Japanese Yen	(32.17)%	(32.16)%
Canadian Dollar	—	—
Swiss Franc	(33.06)%	(33.06)%
British Pound	—	—
Australian Dollar	32.29%	32.30%
New Zealand Dollar	32.56%	32.55%
Norwegian Krone	31.90%	31.87%
Swedish Krona	—	—

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2013 and December 31, 2012, the Fund had $259,577,178 (or 98.1%) and $345,338,679 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $7,783,864 (or 3.00%) and $8,221,754 (or 2.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s futures positions as of June 30, 2013 and December 31, 2012, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

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

The Index Sponsor will review the three month Libor rate for each Eligible Index Currency other than NZD, SEK, NOK, CAD and AUD. The Index Sponsor will review the 3 month rate of the New Zealand Bank Bill for NZD. The Index Sponsor will review the three month Stibor rate and the three month Nibor rate of the SEK and NOK, respectively. The Index Sponsor will review the 3 month Canada Bankers Acceptance Rate for CAD. The Index Sponsor will review the Australian Bank Bill Short Term Rate 3 Month Mid for AUD. The Libor, Stibor and Nibor rates for the Eligible Index Currencies, as applicable, mean the London, Stockholm and Norway interbank offered rates for overnight deposits, respectively, each of which is published by Reuters. The Eligible Index Currencies are then ranked according to yield. The three highest yielding and three lowest yielding are selected as Index Currencies for inclusion in calculating the Index. If two Index Currencies have the same yield, then the previous quarter’s ranking will be used. Please see http://www.dbxus.com with respect to the most recently available weighted composition of the Fund and the composition of the Fund’s index.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to June 30, 2013, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

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

Under the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the three months ended June 30, 2013 and 2012 (herein referred to as the “Three Months Ended June 30, 2013” and the “Three Months Ended June 30, 2012”, respectively) and the six months ended June 30, 2013 and 2012 (hereinafter referred to as the “Six Months Ended June 30, 2013” and the “Six Months Ended June 30, 2012”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund and the exchange traded Shares are not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of its underlying currency futures contracts. The Deutsche Bank G10 Currency Future Harvest Index–Total Return™ (“DBCFH-TR”™), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended June 30, 2013 and 2012 and the Six Months Ended June 30, 2013 and 2012” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended June 30, 2013 and 2012 and the Six Months Ended June 30, 2013 and 2012.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended June 30, 2013 and 2012

and the Six Months Ended June 30, 2013 and 2012

Underlying Index Currency	Aggregate returns for index currencies in the DBCFH-TR™
	Long Position[1]				Short Position[1]
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Norwegian Krone (NOK)	(1.03)%	(2.63)%	(1.33)%	0.30%	N/A	N/A	N/A	N/A
Australian Dollar (AUD)	(3.84)%	(3.67)%	(0.06)%	0.61%	N/A	N/A	N/A	N/A

Underlying Index Currency	Aggregate returns for index currencies in the DBCFH-TR™
	Long Position[1]				Short Position[1]
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
New Zealand Dollar (NZD)	(2.23)%	(1.70)%	(0.49)%	1.35%	N/A	N/A	N/A	N/A
Japanese Yen (JPY)	N/A	N/A	N/A	N/A	1.66%	4.19%	(1.28)%	1.02%
Swiss Franc (CHF)	N/A	N/A	N/A	N/A	(0.20)%	1.06%	1.71%	0.51%
Euro (EUR)	N/A	N/A	N/A	N/A	(0.55%)	0.45%	N/A	N/A

	DBCFH-TR™ - Index Returns
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.01%	0.03%	0.02%	0.04%
DBCFH-TR™	(6.18)%	(2.28)%	(1.43)%	3.82%

[1]

Although the United States Dollar was one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months and six months ended June 30, 2012, the Index (as per its rules) did not include a long or short USD futures position.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used. The Fund holds a significant portion of its assets in currency futures contracts and United States Treasury Obligations, both of which are recorded on trade date at fair value in the financial statements, with changes in fair value reported in the statement of income and expenses.

The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. Financial Accounting Standards Board (FASB) Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

The Fund’s exposure to market risk is also influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, as applicable, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of the investors’ capital.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which are used as margin for the Fund’s trading in currency futures. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. The balance of the net assets is held in the Fund’s trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

The Fund’s foreign currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Although futures contracts underlying the Eligible Index Currencies that the Fund invests in are not currently subject to daily limits, the currency futures held by the Fund could become subject to such limits in the future. Such market conditions could prevent the Fund from promptly liquidating its currency futures positions.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including the Commodity Broker and/or exchange clearinghouses) to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow only Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Redemption orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “NSCC”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares in the Fund. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by operating activities was $59.4 million and $20.6 million for the Six Months Ended June 30, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2013, $656.9 million was paid to purchase United States Treasury Obligations and $721.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2012, $604.9 million was paid to purchase United States Treasury Obligations and $618.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $3.9 million and $0.2 million during the Six Months Ended June 30, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow (used for) financing activities was $(77.4) million and $(12.4) million during the Six Months Ended June 30, 2013 and 2012, respectively. This included $43.2 million and $93.7 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2013 and 2012, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012 AND THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

JUNE 30, 2013 AND 2012 AND THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Fund Share Price Performance

For the Three Months Ended June 30, 2013, the NYSE Arca market value of each Share decreased 6.75% from $27.25 per Share to $25.41 per Share. The Share price high and low for the Three Months Ended June 30, 2013 and related change from the Share price on March 31, 2013 was as follows: Shares traded from a high of $28.01 per Share (+2.79%) on April 11, 2013, to a low of $25.08 per Share (-7.96%) on June 20, 2013.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2013, the net asset value of each Share decreased 6.47% from $27.19 per Share to $25.43 per Share. For the Three Months Ended June 30, 2013, losses in the long index currency positions in the Australian Dollar, the New Zealand Dollar and Norwegian Krone and losses in the short currency positions in the Swiss Franc and Euro were partially offset by gains in the short currency positions in the Japanese Yen contributing to an overall 6.18% decrease in the level of the DBCFH-TR™.

Net loss for the Three Months Ended June 30, 2013, was $22.0 million, resulting from $0.1 million of interest income, net realized losses of $16.1 million, net change in unrealized losses of $5.3 million, and operating expenses of $0.7 million.

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

Net loss for the Three Months Ended June 30, 2012, was $7.9 million, resulting from $0.1 million of interest income, net realized losses of $16.8 million, net change in unrealized gains of $9.4 million, and operating expenses of $0.6 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Fund Share Price Performance

For the Six Months Ended June 30, 2013, the NYSE Arca market value of each Share decreased 2.83% from $26.15 per Share to $25.41 per Share. The Share price high and low for the Six Months Ended June 30, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a high of $28.01 per Share (+7.11%) on April 11, 2013, to a low of $25.08 per Share (-4.09%) on June 20, 2013.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2013, the net asset value of each Share decreased 2.75% from $26.15 per Share to $25.43 per Share. For the Six Months Ended June 30, 2013, losses in the long index currency positions in the Australian Dollar, Norwegian Krone and New Zealand Dollar were partially offset by gains in the short currency positions in the Japanese Yen, the Swiss Franc and Euro contributing to an overall 2.28% decrease in the level of the DBCFH-TR™.

Net loss for the Six Months Ended June 30, 2013, was $8.4 million, resulting from $0.1 million of interest income, net realized losses of $3.2 million, net change in unrealized losses of $3.9 million, and operating expenses of $1.4 million.

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

Net income for the Six Months Ended June 30, 2012, was $7.4 million, resulting from $0.1 million of interest income, net realized gains of $8.8 million, net change in unrealized losses of $0.2 million, and operating expenses of $1.3 million.

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

Value at Risk (“VaR”), is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or, if applicable, will be mitigated by the Fund’s attempts to manage its market risk.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK IN DIFFERENT CURRENCY CONTRACTS

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

Value at Risk (VaR) is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or, if applicable, will be mitigated by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$264,663,162	0.43%	$2,675,661	14

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$345,338,679	0.44%	$3,562,971	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures — except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Martin Kremenstein, its Chief Executive Officer, and Michael Gilligan, its Chief Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2013:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2013 to April 30, 2013	600,000	$27.23
May 1, 2013 to May 31, 2013	400,000	$27.45
June 1, 2013 to June 30, 2013	3,000,000	$25.66

Total:	4,000,000	$26.08

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”)

Deutsche Bank AG, an affiliate of ours, has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the quarter ended June 30, 2013. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

Under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended, an issuer of securities registered under the Securities Exchange Act of 1934 is required to disclose in its periodic reports filed under the Securities Exchange Act of 1934 certain of its activities and those of its affiliates relating to Iran and to other persons sanctioned by the U.S. under programs relating to terrorism and proliferation of weapons of mass destruction that occurred during the period covered by the report. We describe below a number of potentially disclosable activities of Deutsche Bank AG and its affiliates. Disclosure is generally required regardless of whether the activities, transactions or dealings were conducted in compliance with applicable law.

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of a number of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of April 1, 2013, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities are guaranteed by national export credit agencies representing two European national governments and one Asian national government. The obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, are waived for 2013, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above or for the former borrower NIOC, into which receivables are in principle paid by the buyers of the oil and oil products. During the second quarter of 2013, however, no receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are parties sanctioned under applicable law or, where this is not the case, due to our business decision to freeze the accounts in light of the overall sanctions environment.

During the second quarter of 2013, no new amounts were paid into the escrow accounts, and we, in our role as escrow agent, distributed to the participants in the banking consortia approximately € 22.4 million including portions attributable to us totalling approximately € 3.4 million.

Without being either agent or arranger and in our role as mere lender participant we received approximately € 0.6 million of repayments in principal and approximately € 11,000 interest in the second quarter of 2013.

In one case, without being a lender ourselves, we act as the agent for only one lender, a state-owned development bank. In this capacity, we received repayment from the Iranian borrower of approximately € 3.3 million and passed it on to the lender.

We generated revenues in the second quarter of 2013 of approximately € 0.8 million in respect of these financing arrangements, of which approximately € 0.7 million consisted of escrow account revenues, approximately € 40,000 consisted of loan interest revenues and approximately € 30,000 consisted of fee revenues. The net profits were less than these amounts.

Our portion of the remaining loan facilities amounted to approximately € 31.2 million as of June 30, 2013. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

As of June 30, 2013, we have an undrawn commitment under one of the financing agreements referred to above under which the NPC is borrower of approximately € 1.3 million. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly-owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we intend to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Sepah, Bank Tejarat and NPC. In that capacity, it received approximately € 2.7 million in repayments of principal and interest in the second quarter of 2013, part of which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amounts received, BHF-Bank passed on approximately € 0.5 million to participants in such arrangements. In the second quarter of 2013, BHF-BANK’s gross revenues from this business were approximately € 20,000 and its net profits were less than this amount.

Legacy Contractual Obligations Related to Guarantees. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to refrain from issuing new guarantees to Iranian or Iran-related beneficiaries. Although these pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited many of these guarantees, a number are still outstanding, having an aggregate face amount of approximately € 8.4 million as of June 30, 2013. The gross revenues from this business in the second quarter of 2013 were approximately € 16,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 9.0 million as of June 30, 2013, the gross revenues received from non-Syrian parties for these guarantees in the second quarter of 2013 were approximately € 20,000 and the net profit we derived from these activities was less than this amount.

BHF-BANK, based on similar legacy guarantees issued before 2010, paid commissions and charges in the second quarter of 2013 of approximately € 5,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received in the second quarter of 2013 approximately € 35,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. The aggregate face amount of these legacy guarantees was approximately € 21.2 million as of June 30, 2013.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 0.4 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 1,500 and the net profit derived from these activities was less than this amount.

We intend to exit these arrangements in the coming years as soon as possible.

Payments. We received 12 payments amounting to less than € 2.1 million in favor of non-Iranian clients in Germany and the Netherlands, which payments were subsequently found to have stemmed from a relevant Iranian entity. Revenues for these incoming payments were less than € 5,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. In general, we intend to continue these activities.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French Central Bank accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In the second quarter of 2013, we received approximately € 4.5 million in such disbursements in less than 400 transactions via the German and French Central Banks in respect of payments from the above-mentioned Iranian banks, and the net profits derived from these payments were negligible (less than one euro per transaction). Relevant transactions of our subsidiary Postbank are included in these figures. In general we intend to continue these activities.

The German Bundesbank and the French Central Bank also accept fund transfers in favor of the above-mentioned Iranian banks and freeze the relevant amounts under applicable law. By using this avenue, we on behalf of one of our clients transferred to one of the Iranian banks mentioned above one payment of less than € 2,000 (revenues were less than one euro). We do not seek to execute such payments.

At the request of the German Bundesbank, BHF-BANK maintains accounts for Bank Sepah’s Frankfurt branch, which accounts are frozen under European sanctions law. In the second quarter of 2013, the total volume of outgoing payments from these accounts was approximately € 0.9 million, which payments were made with the consent of the competent authorities in Germany under applicable law. In the second quarter of 2013, the gross revenues from this activity were approximately € 2,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. Iranian embassies and consulates in Germany and the Netherlands also hold accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian Consulate of girocard (debit card/ATM) terminals as well as the processing of transactions of cardholders using those terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The accounts maintained exist to fund the day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. Additionally, Deutsche Bank Netherlands N.V. has a relationship with the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 8.6 million in the second quarter of 2013, which payments were made with the consent of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 12,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations with various European countries and the United Nations. We intend to continue these activities.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB G10 Currency Harvest Fund- June 30, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Schedule of Investments of PowerShares DB G10 Currency Harvest Fund - June 30, 2013, (iii) the Schedule of Investments - December 31, 2012, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB G10 Currency Harvest Fund - Three Months Ended June 30, 2013 and 2012 and Six Months Ended June 30, 2013 and 2012, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Three Months Ended June 30, 2013, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Three Months Ended June 30, 2012, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Six Months Ended June 30, 2013, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund - Six Months Ended June 30, 2012, (ix) the Unaudited Statements of Cash Flows of PowerShares DB G10 Currency Harvest Fund - Six Months Ended June 30, 2013 and 2012, and (x) Notes to Unaudited Financial Statements of PowerShares DB G10 Currency Harvest Fund.

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

Dated: August 8, 2013