Form 10-Q
period 2015-06-30
PowerShares DB G10 Currency Harvest Fund
filed 2015-08-10
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of outstanding Shares as of June 30, 2015: 3,800,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $83,998,846 and $82,998,196, respectively)	$84,000,909	$82,998,633
Cash held by commodity broker	—	2,885,535
Cash held by custodian	4,713,172	—
Net unrealized appreciation (depreciation) on Currency Futures Contracts	—	722,111
Variation margin receivable	601,320	—

Total assets (of which $10,000,000 and $2,949,678, respectively is restricted for maintenance margin purposes)	$89,315,401	$86,606,279

Liabilities
Management fee payable	$58,646	$56,722
Brokerage fee payable	4,998	5,212

Total liabilities	63,644	61,934

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	940	1,018
Shareholders’ equity—Shares	89,250,817	86,543,327

Total shareholders’ equity	89,251,757	86,544,345

Total liabilities and equity	$89,315,401	$86,606,279

General Shares outstanding	40	40
Shares outstanding	3,800,000	3,400,000
Net asset value per share
General Shares	$23.49	$25.45
Shares	$23.49	$25.45

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

June 30, 2015

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.000% due July 23, 2015	50.42%	$45,000,090	$45,000,000
U.S. Treasury Bills, 0.020% due July 30, 2015	3.36	2,999,964	3,000,000
U.S. Treasury Bills, 0.015% due August 6, 2015	16.81	15,000,075	15,000,000
U.S. Treasury Bills, 0.015% due August 20, 2015	1.12	1,000,000	1,000,000
U.S. Treasury Bills, 0.015% due September 10, 2015	22.41	20,000,780	20,000,000

Total United States Treasury Obligations (cost $83,998,846)	94.12%	$84,000,909

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Currency Futures Contracts Purchased (CME)
38.8 Million Australian Dollars vs. USD 29.8 Million For Settlement September 14, 2015	(0.09)%	$(80,080)	$29,817,800
232.0 Million Norwegian Krone vs. USD 29.5 Million For Settlement September 14, 2015	(0.34)	(299,540)	29,531,280
43.1 Million New Zealand Dollars vs. USD 29.0 Million For Settlement September 14, 2015	(1.01)	(902,310)	29,023,540

Total Currency Futures Contracts Purchased	(1.44)%	(1,281,930)	88,372,620

Currency Futures Contracts Sold (CME)
26.5 Million Euro vs. USD 29.6 Million For Settlement September 14, 2015	0.36%	$317,356	$(29,563,400)
244.0 Million Swedish Krona vs. USD 29.5 Million For Settlement September 14, 2015	0.27	238,800	(29,453,240)
27.6 Million Swiss Francs vs. USD 29.7 Million For Settlement September 14, 2015	0.16	146,156	(29,619,525)

Total Currency Futures Contracts Sold	0.79%	702,312	(88,636,165)

Total Currency Futures Contracts	(0.65)%	$(579,618)	$(263,545)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2014

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.010% due January 22, 2015	72.79%	$62,999,118	$63,000,000
U.S. Treasury Bills, 0.010% due February 5, 2015	11.55	9,999,810	10,000,000
U.S. Treasury Bills, 0.025% due March 5, 2015	1.16	999,978	1,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	4.62	3,999,872	4,000,000
U.S. Treasury Bills, 0.055% due March 26, 2015	5.78	4,999,855	5,000,000

Total United States Treasury Obligations (cost $82,998,196)	95.90%	$82,998,633

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Currency Futures Contracts Purchased (CME)
35.8 Million Australian Dollar vs. USD 29.0 Million For Settlement March 16, 2015	(0.39)%	$(335,865)	$29,076,760
216.0 Million Norwegian Krone vs. USD 28.9 Million For Settlement March 16, 2015	(1.13)	(978,480)	28,771,200
38.1 Million New Zealand Dollar vs. USD 29.5 Million For Settlement March 16, 2015	0.29	246,800	29,497,020

Total Currency Futures Contracts Purchased	(1.23)%	$(1,067,545)	$87,344,980
Currency Futures Contracts Sold (CME)
23.5 Million Euro vs. USD 28.5 Million For Settlement March 16, 2015	0.85%	$737,275	(28,451,450)
3,475 Million Japanese Yen vs. USD 29.0 Million For Settlement March 16, 2015	0.37	316,119	(29,012,775)
28.3 Million Swiss Francs vs. USD 28.5 Million For Settlement March 16, 2015	0.85	736,262	(28,459,050)

Total Currency Futures Contracts Sold	2.07%	$1,789,656	$(85,923,275)

Total Currency Futures Contracts	0.84%	$722,111	$1,421,705

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income
Interest Income	$5,289	$10,495	$10,102	$30,578

Expenses
Management Fee	231,960	242,257	404,104	584,028
Brokerage Commissions and Fees	10,546	14,481	29,142	40,822

Total Expenses	242,506	256,738	433,246	624,850

Net investment income (loss)	(237,217)	(246,243)	(423,144)	(594,272)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	427	2,360	1,200	2,700
Currency Futures Contracts	(6,154,297)	5,559,504	(7,185,504)	8,479,614

Net realized gain (loss)	(6,153,870)	5,561,864	(7,184,304)	8,482,314

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	203	(2,550)	1,626	(3,861)
Currency Futures Contracts	370,459	(5,371,001)	(1,301,729)	(3,205,066)

Net change in unrealized gain (loss)	370,662	(5,373,551)	(1,300,103)	(3,208,927)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	(5,783,208)	188,313	(8,484,407)	5,273,387

Net Income (Loss)	$(6,020,425)	$(57,930)	$(8,907,551)	$4,679,115

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2015	40	$993	5,600,000	$138,988,731	$138,989,724

Sale of Shares			—	—	—
Redemption of Shares			(1,800,000)	(43,717,542)	(43,717,542)

Net Increase (Decrease) due to Share Transactions			(1,800,000)	(43,717,542)	(43,717,542)
Net Income (Loss)
Net investment income (loss)		(2)		(237,215)	(237,217)
Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(54)		(6,153,816)	(6,153,870)
Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		3		370,659	370,662

Net Income (Loss)		(53)		(6,020,372)	(6,020,425)

Net Change in Shareholders’ Equity	—	(53)	(1,800,000)	(49,737,914)	(49,737,967)

Balance at June 30, 2015	40	$940	3,800,000	$89,250,817	$89,251,757

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2014

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2014	40	$1,046	6,800,000	$177,728,259	$177,729,305

Sale of Shares			800,000	20,925,291	20,925,291
Redemption of Shares			(3,800,000)	(99,358,083)	(99,358,083)

Net Increase (Decrease) due to Share Transactions			(3,000,000)	(78,432,792)	(78,432,792)
Net Income (Loss)
Net investment income (loss)		(4)		(246,239)	(246,243)
Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		96		5,561,768	5,561,864
Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(93)		(5,373,458)	(5,373,551)

Net Income (Loss)		(1)		(57,929)	(57,930)

Net Change in Shareholders’ Equity	—	(1)	(3,000,000)	(78,490,721)	(78,490,722)

Balance at June 30, 2014	40	$1,045	3,800,000	$99,237,538	$99,238,583

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2015	40	$1,018	3,400,000	$86,543,327	$86,544,345

Sale of Shares			3,600,000	89,984,055	89,984,055
Redemption of Shares			(3,200,000)	(78,369,092)	(78,369,092)

Net Increase (Decrease) due to Share Transactions			400,000	11,614,963	11,614,963
Net Income (Loss)
Net investment income (loss)		(4)		(423,140)	(423,144)
Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(63)		(7,184,241)	(7,184,304)
Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(11)		(1,300,092)	(1,300,103)

Net Income (Loss)		(78)		(8,907,473)	(8,907,551)

Net Change in Shareholders’ Equity	—	(78)	400,000	2,707,490	2,707,412

Balance at June 30, 2015	40	$940	3,800,000	$89,250,817	$89,251,757

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2014	40	$1,017	7,600,000	$193,161,523	$193,162,540

Sale of Shares			1,200,000	31,215,076	31,215,076
Redemption of Shares			(5,000,000)	(129,818,148)	(129,818,148)

Net Increase (Decrease) due to Share Transactions			(3,800,000)	(98,603,072)	(98,603,072)
Net Income (Loss)
Net investment income (loss)		(4)		(594,268)	(594,272)
Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		51		8,482,263	8,482,314
Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(19)		(3,208,908)	(3,208,927)

Net Income (Loss)		28		4,679,087	4,679,115

Net Change in Shareholders’ Equity	—	28	(3,800,000)	(93,923,985)	(93,923,957)

Balance at June 30, 2014	40	$1,045	3,800,000	$99,237,538	$99,238,583

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income (Loss)	$(8,907,551)	$4,679,115
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(230,988,200)	(308,971,499)
Proceeds from securities sold and matured	229,999,647	392,997,556
Net accretion of discount on United States Treasury Obligations	(10,897)	(30,584)
Net realized (gain) loss on United States Treasury Obligations	(1,200)	(2,700)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	1,300,103	3,208,927
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	(646,429)	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	66,811	—
Change in operating receivables and payables:
Variation margin receivable	(601,320)	—
Management fee payable	1,924	(65,449)
Brokerage fee payable	(214)	(1,004)

Net cash provided by (used for) operating activities	(9,787,326)	91,814,362

Cash flows from financing activities:
Proceeds from sale of Shares	89,984,055	31,215,076
Redemption of Shares	(78,369,092)	(124,595,114)

Net cash provided by (used for) financing activities	11,614,963	(93,380,038)

Net change in cash	1,827,637	(1,565,676)
Cash at beginning of period (a)	2,885,535	5,081,666

Cash at end of period (a)(b)	$4,713,172	$3,515,990

(a)	Cash at December 31, 2014 and prior reflects cash held by the Commodity Broker.
(b)	Cash at June 30, 2015 reflects cash held by the Custodian.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

June 30, 2015

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

This Report covers the three months ended June 30, 2015 and 2014 (hereinafter referred to as the “Three Months Ended June 30, 2015” and the “Three Months Ended June 30, 2014”, respectively) and the six months ended June 30, 2015 and 2014 (hereinafter referred to as the “Six Months Ended June 30, 2015” and the “Six Months Ended June 30, 2014”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

(3) Fund Investment Overview

The Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index—Excess Return™, (the “Index”), with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Fund holds United States Treasury Obligations on deposit with the Custodian and with the Commodity Broker as margin.

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

June 30, 2015

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2015 and December 31, 2014, the Fund had $10,601,320 (or 11.87% of its total assets) and $86,606,279 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $10,000,000 (or 11.20%) and $2,949,678 (or 3.41%) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of June 30, 2015 and December 31, 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the unaudited Schedules of Investments as of June 30, 2015 and December 31, 2014 for details of the Fund’s portfolio holdings.

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

During the Three Months Ended June 30, 2015 and 2014, the Fund incurred Management Fees of $231,960 and $242,257, respectively. During the Six Months Ended June 30, 2015 and 2014, the Fund incurred Management Fees of $404,104 and $584,028, respectively. As of June 30, 2015 and December 31, 2014, Management Fees payable were $58,646 and $56,722, respectively.

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

During the Three Months Ended June 30, 2015 and 2014, the Fund incurred brokerage fees of $10,546 and $14,481, respectively. During the Six Months Ended June 30, 2015 and 2014, the Fund incurred brokerage fees of $29,142 and $40,822, respectively. As of June 30, 2015 and December 31, 2014, brokerage fees payable were $4,998 and $5,212, respectively.

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

June 30, 2015

The Managing Owner pays the Administrator administrative services fees out of the Management Fee.

As of December 31, 2014, the Fund held $2,885,535 of cash and $82,998,633 of United States Treasury Obligations at the Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $3,000,000 of cash and $49,999,400 of United States Treasury Obligations from the Commodity Broker to the Custodian. The Fund’s open positions of currency futures contracts remained with the Commodity Broker as well as $20,000,000 of United States Treasury Obligations to satisfy maintenance margin requirements and $646,429 of cash to satisfy variation margin requirements for open currency futures contracts. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts. The cumulative amount of cash transferred to the Commodity Broker as of June 30, 2015 approximates the net unrealized appreciation (depreciation) on currency futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

As of June 30, 2015, the Fund had $78,714,081 (or 88.13% of total assets) of its holdings of cash and United States Treasury Obligations held with its Custodian. No assets were held at the Custodian on December 31, 2014.

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

Marketing Agent

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. as the marketing agent (the “Marketing Agent”) to assist the Managing Owner by providing support to educate institutional investors about the DBIQ indices and to complete governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ indices.

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

June 30, 2015

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Evaluated quotes provided by the pricing service may be determined without exclusive reliance on quoted prices, and may reflect appropriate factors such as developments related to specific securities, yield, quality, type of issue, coupon rate, maturity, individual trading characteristics and other market data. All debt obligations involve some risk of default with respect to interest and/or principal payments.

The levels assigned to the securities valuations may not be an indication of the risk or liquidity associated with investing in those securities. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

The following is a summary of the tiered valuation input levels as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$84,000,909	$—	$84,000,909
Currency Futures Contracts(a)	$(579,618)	$—	$—	$(579,618)

(a)	Unrealized appreciation (depreciation).

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. Effective on the Closing Date, the Managing Owner evaluated the classification of the Fund’s investments, and elected to reflect United States Treasury Obligations as Level 2.

The following is a summary of the tiered valuation input levels as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$82,998,633	—	—	$82,998,633
Currency Futures Contracts(a)	$722,111	—	—	$722,111

(a)	Unrealized appreciation (depreciation).

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker.

(e) Deposits with Custodian

The combination of the Fund’s deposits with its Custodian of cash and United States Treasury Obligations represents the Fund’s overall assets held with its Custodian.

(f) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on evaluated mean prices provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Fund’s Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted in interest income over the life of the United States Treasury Obligations. As of June 30, 2015, there were no payables or receivables outstanding for securities purchased or sold. As of December 31, 2014, the Fund did not have an amount payable for securities purchased.

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statement of Financial Condition.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factoring including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2011.

(j) Currency Futures Contracts

All currency futures contracts are held and used for trading purposes. Currency futures contracts are recorded on a trade date. Open contracts are recorded in the Statement of Financial Condition at fair value on trade date and on each successive date as well as on the last business day of each of the periods presented. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statement of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

The Fair Value of Derivative Instruments is as follows:

	June 30, 2015(a)		December 31, 2014(b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$702,312	$(1,281,930)	$2,036,456	$(1,314,345)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the June 30, 2015 Statement of Financial Condition.

(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on Currency Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(6,154,297)	$5,559,504
	Net Change in Unrealized Gain (Loss)	370,459	(5,371,001)

Total		$(5,783,838)	$188,503

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(7,185,504)	$8,479,614
	Net Change in Unrealized Gain (Loss)	(1,301,729)	(3,205,066)

Total		$(8,487,233)	$5,274,548

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Currency Futures Contracts
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Average Notional Value - Short	$(124,395,884)	$(169,305,206)	$(105,413,954)	$(131,765,620)
Average Notional Value - Long	$122,950,380	$185,915,690	$104,291,506	$159,588,391

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

The Fund utilizes derivative instruments to achieve its investment objective. The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the currency futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2015, net by contract:

	Gross Amounts Recognized(a)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Assets
Currency Futures Contracts	$702,312	$(702,312)	$—	$—	$—	$—
Liabilities
Currency Futures Contracts	$(1,281,930)	$702,312	$(579,618)	$579,618	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2014, net by contract:

	Gross Amounts Recognized(a)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Assets
Currency Futures Contracts	$2,036,456	$(1,314,345)	$722,111	$—	$—	$722,111
Liabilities
Currency Futures Contracts	$(1,314,345)	$1,314,345	$—	$—	$—	$—

(a)	Includes cumulative appreciation (depreciation) of futures contracts.
(b)

As of June 30, 2015 and December 31, 2014, a portion of the Fund’s cash and U.S. Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the Statement of Income and Expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00 and $10.00 per round-turn trade during the Three and Six Months Ended June 30, 2015 and 2014, respectively.

(l) Routine Operational, Administrative and Other Ordinary Expenses

After the Closing Date, the Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Prior to the Closing Date, the Predecessor Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund. Accordingly, all such expenses are not reflected in the Statement of Income and Expenses of the Fund.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

(m) Organizational and Offering Costs

All organizational and offering expenses (including continuous offering expenses for the offering of Shares) incurred by the Fund were assumed by either the Predecessor Managing Owner or the Managing Owner. The Fund is not responsible to either the Predecessor Managing Owner or the Managing Owner for the reimbursement of organizational and offering costs (including continuous offering expenses for the offering of Shares).

(n) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Six Months Ended June 30, 2015 and 2014, the Fund did not incur such expenses.

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

June 30, 2015

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

No distributions were paid for the Three and Six Months Ended June 30, 2015 or 2014.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2015 and December 31, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Six Months Ended June 30, 2015 and 2014. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Asset Value
Net asset value per Share, beginning of period	$24.82	$26.14	$25.45	$25.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	(1.28)	0.03	(1.86)	0.80
Net investment income (loss) (a)	(0.05)	(0.05)	(0.10)	(0.10)

Net income (loss)	(1.33)	(0.02)	(1.96)	0.70

Net asset value per Share, end of period	$23.49	$26.12	$23.49	$26.12

Market value per Share, beginning of period (b)	$24.81	$26.16	$25.51	$25.40

Market value per Share, end of period (b)	$23.46	$26.10	$23.46	$26.10

Ratio to average Net Assets*
Net investment income (loss)	(0.77)%	(0.77)%	(0.78)%	(0.77)%

Total expenses	0.79%	0.80%	0.80%	0.81%

Total Return, at net asset value **	(5.36)%	(0.08)%	(7.70)%	2.75%

Total Return, at market value **	(5.44)%	(0.23)%	(8.04)%	2.76%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

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

The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is designed to reflect the return from investing on a 2:1 leveraged basis in long currency futures positions for certain currencies associated with relatively high yielding interest rates and in short currency futures positions for certain currencies associated with relatively low yielding interest rates.

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Co. Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. has executed a Participant Agreement and are the only Authorized Participants.

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

The following table reflects the Fund and Index weights of each Index Currency as of June 30, 2015:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	—	—
Euro	(31.92)	(33.09)
Japanese Yen	—	—
Canadian Dollar	—	—
Swiss Franc	(31.98)	(33.17)
British Pound	—	—
Australian Dollar	32.20	33.38
New Zealand Dollar	31.34	32.48
Norwegian Krone	31.89	33.09
Swedish Krona	(31.81)	(33.02)

Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of June 30, 2015 and December 31, 2014, the Fund had $10,601,320 (or 11.87% of its total assets) and $86,606,279 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $10,000,000 (or 11.20%) and $2,949,678 (or 3.41%), is required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of June 30, 2015 and December 31, 2014, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2015 and December 31, 2014 for details of the Fund’s portfolio holdings.

The Index Sponsor calculates the Index on both an excess return basis and a total return basis. The excess return basis calculation reflects the change in market value of the applicable underlying currency futures only. The total return basis calculation reflects the sum of the change in market value of the applicable underlying currency futures plus the return on 3-month U.S. Treasury bills. The Fund seeks to track changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations over the expenses of the Fund.

The Fund will make distributions at the discretion of the Managing Owner. To the extent that the Fund’s actual and projected interest income from its holdings of United States Treasury Obligations exceed the actual and projected fees and expenses of the Fund, the Managing Owner expects periodically to make distributions of the amount of such excess. The Fund currently does not expect to make distributions with respect to its capital gains. Depending on the Fund’s performance for the taxable year and an investor’s own tax situation for such year, an investor’s income tax liability for the taxable year and allocable share of the Fund’s net ordinary income or loss and capital gain or loss may exceed any distributions an investor may receive with respect to such year.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to June 30, 2015, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

To track the Index, the Fund generally will establish long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates and will adjust its holdings quarterly as the Index is adjusted. However, if the United States Dollar (“USD”) is among the Index Currencies from time-to-time, the Fund will not establish a long or short futures position (as the case may be) in USD, because USD is the Fund’s home currency and, as a consequence, the Fund can never enjoy profit or suffer loss from long or short futures positions in USD. When the USD is not associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be double the value of the Fund’s holdings of United States Treasury Obligations, which means the Fund will have a leverage ratio at such time of 2:1. If the USD is associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be approximately 1.66 times the value of the Fund’s holdings of United States Treasury Obligations, which means the Fund will have a leverage ratio at such time of approximately 1.66:1. Holding futures positions with a notional amount in excess of the Fund’s net asset value constitutes a form of leverage. The use of leverage will increase the potential for both trading profits and losses, depending on the changes, positive and negative, in the Index. The Fund’s ability to track the Index will not be affected by the presence or absence of the USD among the Index Currencies. Because the notional value of the Fund’s futures positions can rise or fall over time, the leverage ratio could be higher or lower between quarterly adjustments of the Index Currencies.

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

The Fund’s portfolio also will include United States Treasury Obligations for deposit with the Fund’s Commodity Broker as margin.

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

Performance Summary

This Report covers the three months ended June 30, 2015 and 2014 (herein referred to as the “Three Months Ended June 30, 2015” and the “Three Months Ended June 30, 2014”, respectively) and the six months ended June 30, 2015 and 2014 (hereinafter referred to as the “Six Months Ended June 30, 2015” and the “Six Months Ended June 30, 2014”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three and Six Months Ended June 30, 2015 and 2014” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three and Six Months Ended June 30, 2015 and 2014.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three and Six Months Ended June 30, 2015 and 2014

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE
	DBCFH-TR™
	Long Position				Short Position
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Underlying Index Currency	2015	2014	2015	2014	2015	2014	2015	2014
Norwegian Krone (NOK)	1.07%	(0.67)%	(1.13)%	(0.16)%	—	—	—	—
Australian Dollar (AUD)	0.64%	0.75%	(1.39)%	2.26%	—	—	—	—
New Zealand Dollar (NZD)	(2.96)%	0.57%	(3.92)%	2.53%	—	—	—	—
Japanese Yen (JPY)	—	—	—	—	—	(0.60)%	0.42%	(1.26)%
Swiss Franc (CHF)	—	—	—	—	(1.28)%	0.08%	(1.97)%	(0.07)%
Euro (EUR)	—	—	—	—	(1.29)%	—	2.26%	(0.22)%
Swedish Krona (SEK)	—	—	—	—	(1.32)%	—	(1.49)%	—

	DBCFH-TR™ - Index Returns
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.00%	0.01%	0.01%	0.02%
DBCFH-TR™	(5.14)%	0.13%	(7.22)%	3.09%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined. The Managing Owner may use good faith fair value methodologies in instances where the settlement price is not available. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which may be used as margin for the Fund’s trading in currency futures contracts. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Fund’s Commodity Broker to meet margin requirements. All remaining cash and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(9.8) million and $91.8 million for the Six Months Ended June 30, 2015 and 2014, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statement of Financial Condition.

During the Six Months Ended June 30, 2015, $231.0 million was paid to purchase United States Treasury Obligations and $230.0 million was received from sales and maturing United States Treasury Obligations. During the Six Months Ended June 30, 2014, $309.0 million was paid to purchase United States Treasury Obligations and $393.0 million was received from sales and maturing United States Treasury Obligations. The net change in unrealized appreciation/depreciation on United States Treasury Obligations and currency futures contracts increased (decreased) net cash provided by (used for) operating activities by $1.3 million and $3.2 million during the Six Months Ended June 30, 2015 and 2014, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $11.6 million and $(93.4) million during the Six Months Ended June 30, 2015 and 2014, respectively. This included $90.0 million and $31.2 million from the sale of Shares to Authorized Participants and $78.4 million and $124.6 million from Shares redeemed during the Six Months Ended June 30, 2015 and 2014, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

COMPARISON OF DBV, FBVNV AND DBCFHX FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

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

THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Fund Share Price Performance

For the Three Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 5.44% from $24.81 per Share to $23.46 per Share. The Share price low and high for the Three Months Ended June 30, 2015 and related change from the Share price on March 31, 2015 was as follows: Shares traded from a high of $25.62 per Share (+3.26%) on April 28, 2015, to a low of $23.29 per Share (-6.13%) on June 19, 2015.

For the Three Months Ended June 30, 2014, the NYSE Arca market value of each Share decreased 0.23% from $26.16 per Share to $26.10 per Share. The Share price high and low for the Three Months Ended June 30, 2014 and related change from the Share price on March 31, 2014 was as follows: Shares traded from a high of $26.37 per Share (+0.82%) on June 12, 2014, to a low of $25.86 per Share (-1.15%) on April 25, 2014.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2015, the net asset value of each Share decreased 5.36% from $24.82 per Share to $23.49 per Share. For the Three Months Ended June 30, 2015, losses in the long index currency positions in the New Zealand Dollar and losses in the short index currency positions in the Euro, Swedish Krona and Swiss Franc were partially offset by gains in the long currency positions in the Australian Dollar and Norwegian Krone contributing to an overall 5.14% decrease in the level of the DBCFH-TR™.

Net income (loss) for the Three Months Ended June 30, 2015, was $(6.0) million, primarily resulting from net realized gain (loss) of $(6.2) million, net change in unrealized gain (loss) of $0.4 million, and operating expenses of $0.2 million.

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

Net income (loss) for the Three Months Ended June 30, 2014, was $(0.1) million, primarily resulting from net realized gain (loss) of $5.6 million, net change in unrealized gain (loss) of $(5.4) million, and operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Fund Share Price Performance

For the Six Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 8.04% from $25.51 per Share to $23.46 per Share. The Share price low and high for the Six Months Ended June 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded from a high of $25.64 per Share (+0.51%) on January 8, 2015, to a low of $23.29 per Share (-8.68%) on June 19, 2015.

For the Six Months Ended June 30, 2014, the NYSE Arca market value of each Share increased 2.76% from $25.40 per Share to $26.10 per Share. The Share price low and high for the Six Months Ended June 30, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a low of $24.72 per Share (-2.68%) on February 3, 2014, to a high of $26.37 per Share (+3.82%) on June 12, 2014.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2015, the net asset value of each Share decreased 7.70% from $25.45 per Share to $23.49 per Share. For the Six Months Ended June 30, 2015, losses in the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone and losses in the short index currency positions in the Swedish Krona and Swiss Franc were partially offset by gains in the short currency positions in the Japanese Yen and Euro contributing to an overall 7.22% decrease in the level of the DBCFH-TR™.

Net income (loss) for the Six Months Ended June 30, 2015, was $(8.9) million, primarily resulting from net realized gain (loss) of $(7.2) million, net change in unrealized gain (loss) of $(1.3) million, and operating expenses of $0.4 million.

For the Six Months Ended June 30, 2014, the net asset value of each Share increased 2.75% from $25.42 per Share to $26.12 per Share. For the Six Months Ended June 30, 2014, gains in the long currency positions in the Australian Dollar and New Zealand Dollar were partially offset by losses in the long index currency positions in the Norwegian Krone and losses in the short currency positions in the Euro, Japanese Yen and Swiss Franc contributing to an overall 3.09% increase in the level of the DBCFH-TR™.

Net income (loss) for the Six Months Ended June 30, 2014, was $4.7 million, primarily resulting from net realized gain (loss) of $8.5 million, net change in unrealized gain (loss) of $(3.2) million, and operating expenses of $0.6 million.

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

The Fund did not utilize, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position. The Managing Owner expects the risk of loss to be remote.

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fee payments were paid to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTRODUCTION

The Fund is designed to replicate positions in a currency futures index. The market sensitive instruments held by it are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements can produce frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is primarily influenced by changes in the prices of currencies.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Six Months Ended June 30, 2015 Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$89,251,757	0.44%	$924,032	16

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2014.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$86,544,345	0.37%	$748,799	21

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2015:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2015 to April 30, 2015	—	$—
May 1, 2015 to May 31, 2015	1,200,000	$24.57
June 1, 2015 to June 30, 2015	600,000	$23.73

Total:	1,800,000	$24.29

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB G10 Currency Harvest Fund — June 30, 2015 (unaudited) and December 31, 2014, (ii) the Unaudited Schedule of Investments of PowerShares DB G10 Currency Harvest Fund — June 30, 2015, (iii) the Schedule of Investments — December 31, 2014, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB G10 Currency Harvest Fund — Three Months Ended June 30, 2015 and 2014 and Six Months Ended June 30, 2015 and 2014, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — Three Months Ended June 30, 2015, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — Three Months Ended June 30, 2014, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — Six Months Ended June 30, 2015, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — Six Months Ended June 30, 2014, (ix) the Unaudited Statements of Cash Flows of PowerShares DB G10 Currency Harvest Fund — Six Months Ended June 30, 2015 and 2014, and (x) Notes to Unaudited Financial Statements of PowerShares DB G10 Currency Harvest Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

By:	Invesco PowerShares Capital Management LLC, its Managing Owner

By:	/s/ ANDREW SCHLOSSBERG
Name: Title:	Andrew Schlossberg Principal Executive Officer

Dated: August 10, 2015	By:	/s/ STEVEN HILL
	Name: Title:	Steven Hill Principal Financial and Accounting Officer, Investment Pools