Form 10-K
period 2015-12-31
PowerShares DB G10 Currency Harvest Fund
filed 2016-02-29
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. 89,148,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2016: 3,800,000

i

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

As of the date of this Annual Report (the “Report”), each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement.

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

The Managing Owner pays the Index Sponsor (as defined below) a licensing fee and an index services fee for performing its duties. These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the Management Fee and are not charged to or reimbursed by the Fund.

Neither the Managing Owner nor any affiliate of the Managing Owner has any rights to influence the selection of the futures contracts underlying the Index. After the Closing Date, the Index Sponsor is not affiliated with the Fund or the Managing Owner. The Managing Owner has entered into a license agreement with the Index Sponsor to use the Index.

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities Inc. (collectively, “Deutsche Bank”). The Deutsche Bank G10 Currency Future Harvest Index® – Excess Return (the “DB Index”) is the exclusive property of Deutsche Bank Securities Inc. “DBIQ” is a service mark of Deutsche Bank AG and has been licensed for use for certain purposes by Deutsche Bank Securities Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index makes any representation or warranty, express or implied, concerning the DB Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index has any obligation to take the needs of the Managing Owner, or its clients into consideration in determining, composing or calculating the DB Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index has any obligation or liability in connection with the administration or trading of the Fund.

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

The following table reflects the Fund and Index weights of each Index Currency as of December 31, 2015:

Eligible Index Currency	Fund Weight (%)	Index Weight
United States Dollar	*	*
Euro	(31.78)%	(33.18)%
Japanese Yen	—	—
Canadian Dollar	—	—
Swiss Franc	(31.48)%	(32.79)%
British Pound	—	—
Australian Dollar	31.46%	32.78%
New Zealand Dollar	31.29%	32.57%
Norwegian Krone	31.80%	33.16%
Swedish Krona	(32.18)%	(33.38)%

*	The United States Dollar was one of the Eligible Index Currencies (as hereinafter defined) associated with the three lowest interest rates. As a result, the Fund did not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Fund re-balances.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2015 and December 31, 2014, the Fund had $7,415,075 (or 8.37% of its total assets) and $86,606,279 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker or the Custodian. Of this, $6,999,620 (or 7.90% of its total assets) and $2,949,678 (or 3.41% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of December 31, 2015 and December 31, 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the Schedules of Investments as of December 31, 2015 and December 31, 2014 for details of the Fund’s portfolio holdings.

The Index Sponsor calculates the Index on both an excess return basis and a total return basis. The excess return basis calculation reflects the change in market value of the applicable underlying currency futures only. The total return basis calculation reflects the sum of the change in market value of the applicable underlying currency futures plus the return on 3-month U.S. Treasury bills. The Fund seeks to track changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund will make distributions at the discretion of the Managing Owner. To the extent that the Fund’s actual and projected interest income from its holdings of United States Treasury securities exceeds the actual and projected fees and expenses of the Fund, the Managing Owner expects periodically to make distributions of the amount of such excess. The Fund currently does not expect to make distributions with respect to its capital gains. Depending on the Fund’s performance for the taxable year and an investor’s own tax situation for such year, an investor’s income tax liability for the taxable year and allocable share of the Fund’s net ordinary income or loss and capital gain or loss may exceed any distributions an investor may receive with respect to such year.

In order to determine which Eligible Index Currencies to include in the Index from time-to-time, the Index Sponsor will review the composition of the Index on a quarterly basis five business days prior to the IMM Date. “IMM Date” means the third Wednesday of March, June, September and December, a traditional settlement date in the International Money Market.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to December 31, 2015, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

To track the Index, the Fund generally will establish long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates and will adjust its holdings quarterly as the Index is adjusted. However, if the United States Dollar (“USD”) is among the Index Currencies from time-to-time, the Fund will not establish a long or short futures position (as the case may be) in USD, because USD is the Fund’s home currency and, as a consequence, the Fund can never enjoy profit or suffer loss from long or short futures positions in USD. When the USD is not associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be double the value of the Fund’s holdings of United States Treasury, which means the Fund will have a leverage ratio at such time of 2:1. If the USD is associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be approximately 1.66 times the value of the Fund’s holdings of United States Treasury, which means the Fund will have a leverage ratio at such time of approximately 1.66:1. Holding futures positions with a notional amount in excess of the Fund’s net asset value constitutes a form of leverage. The use of leverage will increase the potential for both trading profits and losses, depending on the changes, positive and negative, in the Index. The Fund’s ability to track the Index will not be affected by the presence or absence of the USD among the Index Currencies. Because the notional value of the Fund’s futures positions can rise or fall over time, the leverage ratio could be higher or lower between quarterly adjustments of the Index Currencies.

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

The Fund’s portfolio also will include United States Treasury securities and, if applicable, other high credit quality short term fixed income securities for deposit with the Custodian and with the Fund’s Commodity Broker as margin.

The Trustee

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

The Managing Owner

The Managing Owner was formed on February 7, 2003. The Managing Owner is an affiliate of Invesco Ltd. The Managing Owner was formed to be the managing owner of investment vehicles such as exchange-traded funds and has been managing non-commodity futures based exchange-traded funds since 2003 and a commodity futures based exchange-traded fund since 2014. The Managing Owner serves as the commodity pool operator, commodity trading advisor and swap firm of the Fund. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner also is subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner has served as the managing owner of the Fund since the Closing Date on February 23, 2015. The Predecessor Managing Owner served as the managing owner of the Fund prior to the Closing Date.

The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services. The Managing Owner’s main business offices are located at 3500 Lacey Road, Suite 700, Downers Grove, IL 60515, and its telephone number is (800) 983-0903. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were payable to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without gross negligence or willful misconduct.

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

        The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $6.00, $10.00 and $10.00 per round-turn trade1 for the Years Ended December 31, 2015, 2014 and 2013, respectively.

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

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 101 Barclay Street, New York, New York 10286. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of its Index.

It is possible that the Fund’s performance may not fully replicate the changes in the closing levels of the Index due to disruptions in the markets for the Index Currencies or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the changes in the closing levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of United States Treasury Obligations. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

As of the date of this Report, the futures contracts associated with the Index Currencies, or the Fund Contracts, are not subject to speculative position limits. There can be no assurance that the Fund Contracts will not become subject to speculative position limits. Should the Fund Contracts become subject to speculative position limits, the Fund’s positions in the Fund Contracts might be required to be aggregated with positions in other accounts that the Managing Owner owns or for which it controls trading unless the investment team managing the Fund qualifies as an “independent account controller” under current law or regulations proposed by the CFTC. If the CFTC does not extend or renew the independent account controller exemption from aggregation, or if the exemption were otherwise unavailable, to the extent that the Managing Owner avails itself of the exemption, it may be required to aggregate the Fund’s positions in Fund Contracts in multiple other accounts or commodity pools. In that case, the Fund’s ability to issue new Baskets or the Fund’s ability to reinvest income in additional Fund Contracts may be impaired or limited to the extent that these activities would cause the Fund to exceed the potential future position limits. Limiting the size of the Fund to stay within these position limits may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value. Additionally, the Fund on any given date may not have an effective registration statement with the SEC with sufficient Shares available, which may limit the Fund’s ability to create new Baskets. The inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

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

The Shares Could Decrease in Value if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Fund is not actively managed by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have a Limited History of Operating an Exchange-Traded Fund that Invests in a Broad Range of Commodity Futures Contracts, their Experience May be Relatively Inadequate or Unsuitable to Manage the Fund.

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

Fewer Representative Index Currencies May Result In Greater Index Volatility.

The ten Eligible Index Currencies are United States Dollars, Euro, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona. The Index is comprised of only six of the ten Eligible Index Currencies from time-to-time. Accordingly, the Index is concentrated in terms of the number of currencies represented. You should be aware that other currency indices are more diversified in terms of the number of currencies included. Concentration in fewer currencies may result in a greater degree of volatility in the Index and the net asset value of the Fund, which tracks the Index under specific market conditions and over time.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	10.08%
Average rolling 3 month daily volatility	8.81%
Monthly return volatility	9.07%
Average annual volatility	9.16%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1993***	8.67%
1994	4.97%
1995	13.93%
1996	7.01%
1997	7.73%
1998	8.90%
1999	5.70%
2000	6.17%
2001	5.37%
2002	7.45%
2003	6.69%
2004	7.90%
2005	5.41%
2006	7.10%
2007	10.95%
2008	21.86%
2009	17.10%
2010	12.86%
2011	13.58%
2012	7.00%
2013	8.12%
2014	5.79%
2015*	10.87%

*	For the year ended December 31, 2015. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

**	Volatility, for these purposes, means the following:

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

***	For the period March 12, 1993 to December 31, 1993.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.05% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.33% per annum, based upon the yield on 3- month U.S. Treasury bills as of January 29, 2016. Because the Fund’s current interest income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break even. If the aggregate of the Fund’s performance and interest income does not exceed the Fund’s fees and expenses described herein, then, the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act regulates markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. It is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the net asset value of the Fund or the market price of the Shares. The Dodd-Frank Act and the implementing regulation adopted by regulators could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Currencies.

The Fund is a relatively new type of investment vehicle. The Fund competes with other financial vehicles, including mutual funds, and other investment companies, ETFs, other index tracking commodity pools, actively traded commodity pools, hedge funds, traditional debt and equity securities issued by companies and foreign governments, other securities backed by or linked to currencies, and direct investments in the underlying currencies or currencies futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

The Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of:

•	Shareholders’ actions unrelated to the business of the Fund, or

•	Taxes imposed on the Shares by the states or municipalities in which such investors reside.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury Obligations and may consist of other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, IL 60515.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2015	$25.64	$23.84
June 30, 2015	$25.62	$23.29
September 30, 2015	$23.57	$21.94
December 31, 2015	$23.83	$22.28

Quarter ended	High	Low
March 31, 2014	$26.16	$24.71
June 30, 2014	$26.36	$25.85
September 30, 2014	$26.28	$25.57
December 31, 2014	$26.20	$24.69

Holders

As of December 31, 2015, the Fund had 77 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2015 or for the Year Ended December 31, 2014.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2015	3,400,000	$24.39
Year Ended December 31, 2014	6,200,000	$25.95
Year Ended December 31, 2013	9,200,000	$25.88

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2015, 2014, 2013, 2012 and 2011 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report. The Fund commenced investment operations on September 15, 2006.

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Interest Income (a)	$26,162	$41,520	$151,375	$217,437	$204,845
Net investment income (loss)	$(755,737)	$(964,671)	$(2,142,945)	$(2,369,852)	$(2,546,174)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(8,955,310)	$3,368,359	$(6,004,202)	$29,252,885	$(1,218,040)
Net Income (Loss)	$(9,711,047)	$2,403,688	$(8,147,147)	$26,883,033	$(3,764,214)
Net Income (Loss) per Share	$(2.16)	$0.03	$(0.73)	$2.32	$0.09
Net increase (decrease) in cash	$1,767,435	$(2,196,131)	$(21,122,272)	$22,250,989	$(23,421,620)

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Total Assets	$88,562,857	$86,606,279	$203,291,139	$345,338,679	$286,184,485
Shares NAV	$23.29	$25.45	$25.42	$26.15	$23.83
General Shares NAV	$23.29	$25.45	$25.42	$26.15	$23.83

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest Income (a)	$4,819	$6,078	$5,927	$9,338
Net investment income (loss)	$(185,927)	$(237,217)	$(163,124)	$(169,469)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(2,701,199)	$(5,783,208)	$(4,676,982)	$4,206,079
Net Income/(loss)	$(2,887,126)	$(6,020,425)	$(4,840,106)	$4,036,610
Increase/(decrease) in Net Asset Value	$52,445,379	$(49,737,967)	$(4,840,106)	$4,089,992
Net Income (loss) per Share	$(0.63)	$(1.33)	$(1.28)	$1.08

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income (a)	$20,084	$10,495	$6,333	$4,608
Net investment income (loss)	$(348,029)	$(246,243)	$(188,659)	$(181,740)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$5,085,074	$188,313	$(1,275,817)	$(629,211)
Net Income/(loss)	$4,737,045	$(57,930)	$(1,464,476)	$(810,951)
Increase/(decrease) in Net Asset Value	$(15,433,235)	$(78,490,722)	$(1,481,510)	$(11,212,728)
Net Income (loss) per Share	$0.72	$(0.02)	$(0.39)	$(0.28)

(a)	Interest Income for the years ended December 31, 2014 and prior include interest expense on overdraft balances. These amounts are included in Interest Expense for the year ended December 31, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934,as amended, (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB G10 Currency Harvest Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC (“Invesco”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement.

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

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Fund, (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the three months ended December 31, 2015, 2014 and 2013 (herein referred to as the “Three Months Ended December 31, 2015”, the “Three Months Ended December 31, 2014”, and the “Three Months Ended December 31, 2013”, respectively), and the years ended December 31, 2015, 2014 and 2013 (herein referred to as the “Year Ended December 31, 2015”, the “Year Ended December 31, 2014”, and the “Year Ended December 31, 2013”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2015, 2014 and 2013 and the Years Ended December 31, 2015, 2014 and 2013” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended December 31, 2015, 2014, and 2013 and the Years Ended December 31, 2015, 2014 and 2013.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2015, 2014 and 2013 and the Years Ended December 31, 2015, 2014 and 2013

	AGGREGATE RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
Underlying Currency Index[1]	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Australian Dollar (AUD)	1.38%	(1.98)%	(1.28)%	—	—	—
New Zealand Dollar (NZD)	2.33%	0.32%	(0.07)%	—	—	—
Japanese Yen (JPY)	—	—	—	—	2.86%	2.36%
Swiss Franc (CHF)	—	—	—	0.52%	1.32%	(0.57)%
Norwegian Krone (NOK)	(0.52)%	(4.77)%	(0.10)%	—	—	—
Euro (EUR)	—	—	—	0.73%	1.41%	(0.33)%
Swedish Krona (SEK)	—	—	—	0.64%	—	—

	DBCFH-TR™ - Index Returns
	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.00%	0.00%	0.01%

DBCFH-TR™	5.10%	(0.83)%	(0.32)%

	AGGREGATE RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
Underlying Currency Index[1]	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Australian Dollar (AUD)	(2.44)%	(1.99)%	(4.14)%	—	—	—
New Zealand Dollar (NZD)	(3.97)%	(0.77)%	0.71%	—	—	—
Japanese Yen (JPY)	—	—	—	—	4.23%	6.18%
Swiss Franc (CHF)	—	—	—	(0.21)%	3.73%	(0.89)%
Norwegian Krone (NOK)	(1.57)%	(6.24)%	(2.39)%	—	—	—
Euro (EUR)	—	—	—	1.25%	1.96%	(1.45)%
Swedish Krona (SEK)	—	—	—	(0.98)%	—	—

	DBCFH-TR™ - Index Returns
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.01%	0.03%	0.05%

DBCFH-TR™	(7.58)%	0.93%	(1.93)%

1	Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended December 31, 2015, 2014 and 2013 and Years Ended December 31, 2015, 2014 and 2013, the Index (as per its rules) did not include a long or short USD futures position.

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable primary exchange on the date with respect to which net asset value is being determined. Under certain circumstances, including, but not limited to, instances where the settlement price is not available, the Managing Owner may value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

The Fund holds a significant portion of its assets in currency futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Income and Expenses.

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States exchanges and on most foreign futures is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. Also see Item 1A.—Risk Factors—“Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, The Fund Remains at Risk of Significant Losses Because The Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.” In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

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

The Fund’s foreign currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, currency futures exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Although the Eligible Index Currencies that the Fund invests in are not currently subject to daily limits, the Eligible Index Currencies could become subject to such limits in the future. Such market conditions could prevent the Fund from promptly liquidating its currency futures positions.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(9.9) million, $106.8 million and $122.7 million, during the Years Ended December 31, 2015, 2014 and 2013, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition.

During the Year Ended December 31, 2015, $413.6 million was paid to purchase United States Treasury Obligations and $413.1 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2014, $504.0 million was paid to purchase United States Treasury Obligations and $607.0 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2013, $1,117.9 million was paid to purchase United States Treasury Obligations and $1,251.0 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and Currency Futures Contracts increased (decreased) cash by $(0.7) million, $1.5 million and $(2.1) million during the Years Ended December 31, 2015, 2014 and 2013, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $11.7 million, $(109.0) million and $(143.8) million during the Years Ended December 31, 2015, 2014 and 2013, respectively. This included $94.6 million, $51.9 million and $94.3 million from the sale of Shares to Authorized Participants and $82.9 million, $160.9 million and $238.1 million from Shares redeemed by Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013 AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

DECEMBER 31, 2015, 2014 AND 2013 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE LIMITED EXPERIENCE MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND HAVE ONLY MANAGED AN EXCHANGE-TRADED FUND THAT RELATES TO A BROAD-BASED COMMODITY INDEX FOR A SHORT PERIOD. BECAUSE THERE ARE LIMITED ACTUAL PERFORMANCE RESULTS OF THE MANAGING OWNER THAT ARE COMPARABLE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT UP TO AND EXCLUDING THE CLOSING DATE CAN BE ATTRIBUTED TO THE MANAGING OWNER.

THE PREDECESSOR MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS THE PREDECESSOR MANAGING OWNER, THE PREDECESSOR MANAGING OWNER AND ITS TRADING PRINCIPALS MANAGED THE DAY-TO-DAY OPERATIONS FOR THE FUND FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. IN RESPECT OF ANY PERIOD, FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT ON AND AFTER THE CLOSING DATE CAN BE ATTRIBUTED TO THE PREDECESSOR MANAGING OWNER.

THE FUND’S PERFORMANCE INFORMATION FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE IS A REFLECTION OF THE PERFORMANCE ASSOCIATED WITH THE PREDECESSOR MANAGING OWNER, THE MANAGING OWNER HAS SERVED AS MANAGING OWNER OF THE FUND SINCE THE CLOSING DATE AND THE FUND’S PERFORMANCE INFORMATION SINCE THE CLOSING DATE IS A REFLECTION OF THE PERFORMANCE ASSOCIATED WITH THE MANAGING OWNER. PAST PERFORMANCE OF THE FUND IS NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE.

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fund Share Price Performance

For the Year Ended December 31, 2015, the NYSE Arca market value of each Share decreased 8.59% from $25.51 per Share to $23.32 per Share. The Share price high and low for the Year Ended December 31, 2015 and related change from the Share price from December 31, 2014 was as follows: Shares traded from a high of $25.64 per Share (+0.51%) on January 8, 2015 to a low of $21.94 per Share (-14.00%) on August 24, 2015. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis, was -8.59%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2015, the net asset value of each Share decreased 8.49% from $25.45 per Share to $23.29 per Share. For the Year Ended December 31, 2015, losses in the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone along with losses in the short index currency positions in Swedish Krona and Swiss Franc were partially offset by gains in the short index currency positions in the Euro, contributing to an overall 7.58% decrease in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund on a net asset value basis, was -8.49%.

Net income (loss) for the Year Ended December 31, 2015 was $(9.7) million, primarily resulting from net realized gain (loss) of $(9.6) million, net change in unrealized gain (loss) of $0.7 million and operating expenses of $0.8 million.

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

Net income (loss) for the Year Ended December 31, 2014 was $2.4 million, primarily resulting from net realized gain (loss) of $4.9 million, net change in unrealized gain (loss) of $(1.5) million and operating expenses of $1.0 million.

For the Year Ended December 31, 2013, the net asset value of each Share decreased 2.79% from $26.15 per Share to $25.42 per Share. For the Year Ended December 31, 2013, losses in the long index currency positions in the Australian Dollar and Norwegian Krone along with losses in the short index currency positions in the Euro and Swiss Franc more than offset the gains in the long index currency position in the New Zealand Dollar along with gains in the short index currency positions in the Japanese Yen, contributing to an overall 1.93% decrease in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis, was -2.79%.

Net income (loss) for the Year Ended December 31, 2013 was $(8.1) million, primarily resulting from net realized gain (loss) of $(8.1) million, net change in unrealized gain (loss) of $2.1 million, operating expenses of $2.3 million and interest income of $0.2 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fund Share Price Performance

For the Three Months Ended December 31, 2015, the NYSE Arca market value of each Share increased 5.04% from $22.20 per Share to $23.32 per Share. The Share price low and high for the Three Months Ended December 31, 2015 and related change from the Share price on September 30, 2015 was as follows: Shares traded from a low of $22.28 per Share (+0.34%) on October 1, 2015 to a high of $23.83 per Share (+7.34%) on December 1, 2015. The Fund did not make a distribution to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund on a market value basis, was +5.04%.

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

For the Three Months Ended December 31, 2013, the NYSE Arca market value of each Share decreased 0.51% from $25.55 per Share to $25.42 per Share. The Share price high and low for the Three Months Ended December 31, 2013 and related change from the Share price on September 30, 2013 was as follows: Shares traded from a high of $26.10 per Share (+2.15%) on October 16, 2013, October 18, 2013 and October 22, 2013 to a low of $25.07 per Share (-1.88%) on December 17, 2013. The Fund did not make a distribution to Shareholders during the Three Months Ended December 31, 2013. Therefore, the total return for the Fund on a market value basis, was -0.51%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2015, the net asset value of each Share increased 4.86% from $22.21 per Share to $23.29 per Share. For the Three Months Ended December 31, 2015, gains in the long index currency positions in the Australian Dollar and New Zealand Dollar along with gains in the short index currency positions in the Euro, Swedish Krona and Swiss Franc were partially offset by losses in the long index currency position in the Norwegian Krone, contributing to an overall 5.10% increase in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund on a net asset value basis, was +4.86%.

Net income (loss) for the Three Months Ended December 31, 2015, was $4.0 million, primarily resulting from net realized gain (loss) of $2.2 million, net change in unrealized gain (loss) of $2.0 million and operating expenses of $0.2 million.

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

Net income (loss) for the Three Months Ended December 31, 2014, was $(0.8) million, primarily resulting from net realized gain (loss) of $(2.3) million, net change in unrealized gain (loss) of $1.7 million and operating expenses of $0.2 million.

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

Net income (loss) for the Three Months Ended December 31, 2013, was $(1.3) million, primarily resulting from net realized gain (loss) of $(6.5) million, net change in unrealized gain (loss) of $5.6 million and operating expenses of $0.4 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values and trading activity are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were paid to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2015 Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$88,501,643	0.57%	$1,168,060	20

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2014.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$86,606,279	0.37%	$748,799	21

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

We, Andrew Schlossberg, Principal Executive Officer, and Steven Hill, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2015.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2015, as stated in their report on page 37 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANDREW SCHLOSSBERG
Name:	Andrew Schlossberg
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ STEVEN HILL
Name:	Steven Hill
Title:	Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner

February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders of PowerShares DB G10 Currency Harvest Fund:

In our opinion, the accompanying statements of financial condition, including the schedules of investments, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of PowerShares DB G10 Currency Harvest Fund (the “Fund”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York February 26, 2016

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

December 31, 2015 and 2014

	December 31,
	2015	2014
Assets
United States Treasury Obligations, at fair value (cost $83,493,192 and $82,998,196, respectively)	$83,494,432	$82,998,633
Cash held by commodity broker	—	2,885,535
Cash held by custodian	4,652,970	—
Net unrealized appreciation (depreciation) on Currency Futures Contracts	—	722,111
Variation margin receivable	415,455	—

Total assets (of which $6,999,620 and $2,949,678, respectively is restricted for maintenance margin purposes)	$88,562,857	$86,606,279

Liabilities
Management fee payable	$56,215	$56,722
Brokerage fee payable	4,999	5,212

Total liabilities	61,214	61,934

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity - General Shares	932	1,018
Shareholders’ equity - Shares	88,500,711	86,543,327

Total shareholders’ equity	88,501,643	86,544,345

Total liabilities and equity	$88,562,857	$86,606,279

General Shares outstanding	40	40
Shares outstanding	3,800,000	3,400,000
Net asset value per share
General Shares	$23.29	$25.45
Shares	$23.29	$25.45

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2015

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.235% due January 7, 2016	12.43%	$10,999,956	$11,000,000
U.S. Treasury Bills, 0.205% due January 14, 2016	22.60	19,999,440	20,000,000
U.S. Treasury Bills, 0.195% due January 21, 2016	13.56	11,999,508	12,000,000
U.S. Treasury Bills, 0.170% due January 28, 2016	22.59	19,998,360	20,000,000
U.S. Treasury Bills, 0.200% due February 4, 2016	5.65	4,999,610	5,000,000
U.S. Treasury Bills, 0.135% due February 11, 2016	6.78	5,999,208	6,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	0.56	499,934	500,000
U.S. Treasury Bills, 0.140% due February 25, 2016	2.26	1,999,804	2,000,000
U.S. Treasury Bills, 0.215% due March 3, 2016	1.13	999,842	1,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016	6.78	5,998,770	6,000,000

Total United States Treasury Obligations (cost $83,493,192)	94.34%	$83,494,432

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Currency Futures Contracts Purchased (CME)
40.7 Million Australian Dollars vs. USD 29.5 Million For Settlement March 14, 2016	0.46%	$408,201	$29,572,620
43.7 Million New Zealand Dollars vs. USD 29.8 Million For Settlement March 14, 2016	0.86	755,760	29,759,700
252.0 Million Norwegian Krone vs. USD 28.5 Million For Settlement March 14, 2016	(0.73)	(648,830)	28,440,720

Total Currency Futures Contracts Purchased	0.59%	515,131	87,773,040

Currency Futures Contracts Sold (CME)
26.4 Million Euro vs. USD 28.7 Million For Settlement March 14, 2016	0.44%	$390,269	$(28,711,825)
248.0 Million Swedish Krona vs. USD 29.5 Million For Settlement March 14, 2016	(0.02)	(14,228)	(29,410,320)
28.5 Million Swiss Francs vs. USD 28.6 Million For Settlement March 14, 2016	0.59	521,486	(28,591,200)

Total Currency Futures Contracts Sold	1.01%	897,527	(86,713,345)

Total Currency Futures Contracts	1.60%	$1,412,658	$1,059,695

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

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

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income
Interest Income	$26,162	$41,520	$151,375

Expenses
Management Fee	733,413	935,270	2,144,741
Brokerage Commissions and Fees	46,017	70,921	149,579
Interest Expense (a)	2,469	—	—

Total Expenses	781,899	1,006,191	2,294,320

Net investment income (loss)	(755,737)	(964,671)	(2,142,945)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts

Net Realized Gain (Loss) on
United States Treasury Obligations	1,162	3,296	7,492
Currency Futures Contracts	(9,647,822)	4,863,330	(8,070,576)

Net realized gain (loss)	(9,646,660)	4,866,626	(8,063,084)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	803	(4,795)	(14,381)
Currency Futures Contracts	690,547	(1,493,472)	2,073,263

Net change in unrealized gain (loss)	691,350	(1,498,267)	2,058,882

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	(8,955,310)	3,368,359	(6,004,202)

Net Income (Loss)	$(9,711,047)	$2,403,688	$(8,147,147)

(a)	Interest Expense for the year ended December 31, 2015 represents interest expense on overdraft balances. These amounts are included in Interest Income for the years ended December 31, 2014 and prior.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2015	40	$1,018	3,400,000	$86,543,327	$86,544,345

Sale of Shares			3,800,000	94,606,560	94,606,560
Redemption of Shares			(3,400,000)	(82,938,215)	(82,938,215)

Net Increase (Decrease) due to Share Transactions			400,000	11,668,345	11,668,345
Net Income (Loss)
Net investment income (loss)		(7)		(755,730)	(755,737)
Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(85)		(9,646,575)	(9,646,660)
Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		6		691,344	691,350

Net Income (Loss)		(86)		(9,710,961)	(9,711,047)

Net Change in Shareholders’ Equity	—	(86)	400,000	1,957,384	1,957,298

Balance at December 31, 2015	40	$932	3,800,000	$88,500,711	$88,501,643

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2014	40	$1,017	7,600,000	$193,161,523	$193,162,540

Sale of Shares			2,000,000	51,883,757	51,883,757
Redemption of Shares			(6,200,000)	(160,905,640)	(160,905,640)

Net Increase (Decrease) due to Share Transactions			(4,200,000)	(109,021,883)	(109,021,883)
Net Income (Loss)
Net investment income (loss)		—		(964,671)	(964,671)
Net realized gain on United States Treasury Obligations and Futures		2		4,866,624	4,866,626
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(1)		(1,498,266)	(1,498,267)

Net Income		1		2,403,687	2,403,688

Net Change in Shareholders’ Equity	—	1	(4,200,000)	(106,618,196)	(106,618,195)

Balance at December 31, 2014	$40	$1,018	3,400,000	$86,543,327	$86,544,345

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2013	40	$1,046	13,200,000	$345,120,889	$345,121,935

Sale of Shares			3,600,000	94,277,362	94,277,362
Redemption of Shares			(9,200,000)	(238,089,610)	(238,089,610)

Net Increase (Decrease) due to Share Transactions			(5,600,000)	(143,812,248)	(143,812,248)
Net Income (Loss)
Net investment income (loss)		(8)		(2,142,937)	(2,142,945)
Net realized gain (loss) on United States Treasury Obligations and Futures		(29)		(8,063,055)	(8,063,084)
Net change in unrealized gain on United States Treasury Obligations and Futures		8		2,058,874	2,058,882

Net Income (Loss)		(29)		(8,147,118)	(8,147,147)

Net Change in Shareholders’ Equity	—	(29)	(5,600,000)	(151,959,366)	(151,959,395)

Balance at December 31, 2013	$40	$1,017	7,600,000	$193,161,523	$193,162,540

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities
Net Income (Loss)	$(9,711,047)	$2,403,688	$(8,147,147)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(413,566,736)	(503,960,190)	(1,117,852,114)
Proceeds from securities sold and matured	413,099,064	606,997,133	1,250,994,881
Net accretion of discount on United States Treasury Obligations	(26,162)	(41,542)	(152,768)
Net realized (gain) loss on United States Treasury Obligations	(1,162)	(3,296)	(7,492)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	(691,350)	1,498,267	(2,058,882)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	(646,429)	—	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	2,059,087	—	—
Change in operating receivables and payables:
Variation margin receivable	(415,455)	—	—
Management fee payable	(507)	(72,487)	(86,942)
Brokerage fee payable	(213)	4,179	440

Net cash provided by (used for) operating activities	(9,900,910)	106,825,752	122,689,976

Cash flows from financing activities
Proceeds from sale of Shares	94,606,560	51,883,757	94,277,362
Redemption of Shares	(82,938,215)	(160,905,640)	(238,089,610)

Net cash provided by (used for) financing activities	11,668,345	(109,021,883)	(143,812,248)

Net change in cash held	1,767,435	(2,196,131)	(21,122,272)
Cash at beginning of year (a)	2,885,535	5,081,666	26,203,938

Cash at end of year (a)(b)	$4,652,970	$2,885,535	$5,081,666

Supplemental disclosure of cash flow information
Cash paid for interest	$2,469	$21	$1,393

(a)	Cash at December 31, 2014 and prior reflects cash held by the Commodity Broker.
(b)	Cash at December 31, 2015 reflects cash held by the Custodian.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements

December 31, 2015

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

This Annual Report (the “Report”) covers the years ended December 31, 2015, 2014 and 2013 (herein referred to as the “Year Ended December 31, 2015,” the “Year Ended December 31, 2014,” and the “Year Ended December 31, 2013”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2015 and December 31, 2014, the Fund had $7,415,075 (or 8.37% of its total assets) and $86,606,279 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $6,999,620 (or 7.90% of its total assets) and $2,949,678 (or 3.41% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of December 31, 2015 and December 31, 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the Schedules of Investments as of December 31, 2015 and December 31, 2014 for details of the Fund’s portfolio holdings.

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

During the Years Ended December 31, 2015, 2014 and 2013, the Fund incurred Management Fees of $733,413, $935,270 and $2,144,741, respectively. As of December 31, 2015 and 2014, Management Fees payable were $56,215 and $56,722, respectively.

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

During the Years Ended December 31, 2015, 2014 and 2013, the Fund incurred brokerage fees of $46,017, $70,921 and $149,579, respectively. As of December 31, 2015 and 2014, brokerage fees payable were $4,999 and $5,212, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator” and “Custodian”) is the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants.

The Managing Owner pays the Administrator administrative services fees out of the Management Fee.

As of December 31, 2014, the Fund held $2,885,535 of cash and $82,998,633 of United States Treasury Obligations at the Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $3,000,000 of cash and $49,999,400 of United States Treasury Obligations from the Commodity Broker to the Custodian. The Fund’s open positions of currency futures contracts remained with the Commodity Broker as well as $20,000,000 of United States Treasury Obligations to satisfy maintenance margin requirements and $646,429 of cash to satisfy variation margin requirements for open currency futures contracts. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts. The cumulative amount of cash transferred to the Commodity Broker as of December 31, 2015 approximates the net unrealized appreciation (depreciation) on currency futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

As of December 31, 2015, the Fund had $81,147,782 (or 91.63% of total assets) of its holdings of cash and United States Treasury Obligations held with its Custodian. No assets were held at the Custodian on December 31, 2014.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

December 31, 2015

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

The Fund has determined that it meets the definition of an investment company and has prepared the financial statements in conformity with U.S. GAAP for investment companies in conformity with accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 – Investment Companies.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$83,494,432	$—	$83,494,432
Currency Futures Contracts (a)	$1,412,658	$—	$—	$1,412,658

(a)	Unrealized appreciation (depreciation).

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. Effective on the Closing Date, the Managing Owner evaluated the classification of the Fund’s investments, and elected to reflect United States Treasury Obligations as Level 2. As a result, United States Treasury Obligations were transferred from Level 1 to Level 2.

The following is a summary of the tiered valuation input levels as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$82,998,633	—	—	$82,998,633
Currency Futures Contracts (a)	$722,111	—	—	$722,111

(a)	Unrealized appreciation (depreciation).

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on trade date. These holdings are marked to market based on evaluated mean prices provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Realized gains or losses on sales are computed on the basis of specific identification of the securities sold. Premiums and discounts are amortized or accreted in interest income over the life of the United States Treasury Obligations. As of December 31, 2015 and 2014, there were no payables or receivables outstanding for securities purchased or sold.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2015

The Fund defines cash and cash equivalents to be highly liquid investments with original maturities of three months or less, when purchased. There were no cash equivalents held by the Fund as of December 31, 2015 and 2014.

(g) Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Fund will generally not incur U.S. federal income taxes. No provision for federal, state, and local taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2012.

(h) Currency Futures Contracts

All currency futures contracts are held and used for trading purposes. Currency futures contracts are recorded on trade date. Open contracts are recorded in the Statements of Financial Condition at fair value on trade date and on each successive date as well as on the last business day of each of the periods presented. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

The Fair Value of Derivative Instruments is as follows:

	December 31,
	2015 (a)		2014 (b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$2,075,716	$(663,058)	$2,036,456	$(1,314,345)

(a)	Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the December 31, 2015 Statement of Financial Condition.
(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on Currency Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		Years Ended December 31,
Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	2015	2014	2013
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(9,647,822)	$4,863,330	$(8,070,576)
	Net Change in Unrealized Gain (Loss)	690,547	(1,493,472)	2,073,263

Total		$(8,957,275)	$3,369,858	$(5,997,313)

The table below summarizes the average monthly notional value of futures contracts outstanding for the year ended December 31, 2015 and the average quarterly national value of futures contracts outstanding for the years ended December 31, 2014 and 2013, respectively.

	Years Ended December 31,
	2015	2014	2013
Average Notional Value - Short	$(95,242,851)	$(113,086,037)	$(277,311,880)
Average Notional Value - Long	$94,993,159	$133,151,692	$276,566,772

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2015

The Fund utilizes derivative instruments to achieve its investment objective. The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the currency futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$2,076,093	$(1,660,638)	$415,455	$—	$—	$415,455
Liabilities
Currency Futures Contracts	$(1,660,638)	$1,660,638	$—	$—	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2014, net by contract:

	Gross Amounts Recognized (b)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$2,036,456	$(1,314,345)	$722,111	$—	$—	$722,111
Liabilities
Currency Futures Contracts	$(1,314,345)	$1,314,345	$—	$—	$—	$—

(a)	As of December 31, 2015 and 2014, a portion of the Fund’s cash and U.S. Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.
(b)	Includes cumulative appreciation (depreciation) of futures contracts.

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(i) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00, $10.00 and $10.00 per round-turn trade during the Years Ended December 31, 2015, 2014 and 2013, respectively.

(j) Routine Operational, Administrative and Other Ordinary Expenses

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2015, 2014 and 2013, the Fund did not incur such expenses.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2015

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearinghouse to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

No distributions were paid for the Years Ended December 31, 2015, 2014 and 2013.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2015 and 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2015, 2014 and 2013. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value per Share presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Year Ended December 31, 2015		Year Ended December 31, 2014	Year Ended December 31, 2013
Net Asset Value
Net asset value per Share, beginning of period	$25.45		$25.42	$26.15

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	(1.98)		0.23	(0.53)
Net investment income (loss) (a)	(0.18)		(0.20)	(0.20)

Net income (loss)	(2.16)		0.03	(0.73)

Net asset value per Share, end of period	$23.29		$25.45	$25.42

Market value per Share, beginning of period	$25.51	(b)(c)	$25.42	$26.15

Market value per Share, end of period	$23.32	(c)	$25.54	$25.42

Ratio to average Net Assets
Net investment income (loss)	(0.77)%		(0.78)%	(0.75)%

Total expenses	0.80%		0.81%	0.80%

Total Return, at net asset value	(8.49)%		0.12%	(2.79)%

Total Return, at market value	(8.59)%		0.47%	(2.79)%

(a)	Based on average shares outstanding.
(b)	Effective as of the Closing Date, the Fund changed the source of market value per share prices, resulting in a difference in the ending market value per share presented for the year ended December 31, 2014 and the beginning market value per share for the year ended December 31, 2015.
(c)	The mean between the last bid and ask prices.

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(11) Selected Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest Income (a)	$4,819	$6,078	$5,927	$9,338
Net investment income (loss)	$(185,927)	$(237,217)	$(163,124)	$(169,469)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(2,701,199)	$(5,783,208)	$(4,676,982)	$4,206,079
Net Income/(loss)	$(2,887,126)	$(6,020,425)	$(4,840,106)	$4,036,610
Increase/(decrease) in Net Asset Value	$52,445,379	$(49,737,967)	$(4,840,106)	$4,089,992
Net Income (loss) per Share	$(0.63)	$(1.33)	$(1.28)	$1.08

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income (a)	$20,084	$10,495	$6,333	$4,608
Net investment income (loss)	$(348,029)	$(246,243)	$(188,659)	$(181,740)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$5,085,074	$188,313	$(1,275,817)	$(629,211)
Net Income/(loss)	$4,737,045	$(57,930)	$(1,464,476)	$(810,951)
Increase/(decrease) in Net Asset Value	$(15,433,235)	$(78,490,722)	$(1,481,510)	$(11,212,728)
Net Income (loss) per Share	$0.72	$(0.02)	$(0.39)	$(0.28)

(a)	Interest Income for the year ended December 31, 2014 includes interest expense on overdraft balances. These amounts are included in Interest Expense for the year ended December 31, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Andrew Schlossberg, its Principal Executive Officer, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Andrew Schlossberg, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Andrew Schlossberg, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 36 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2015, as stated in their report on page 37 of this Form 10-K.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2015, the current board of managers and principal officers of the Managing Owner were as follows:

Name	Capacity
Andrew Schlossberg	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
David Warren	Chief Administrative Officer, Board of Managers
Daniel Draper	Board of Managers
Roderick Ellis	Principal
Steven Hill	Principal Financial and Accounting Officer, Investment Pools
Christopher Joe	Chief Compliance Officer
John Zerr	Board of Managers

Invesco North American Holdings Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Schlossberg, Draper, Warren and Zerr.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Andrew Schlossberg (41) has been Chief Executive Officer of the Managing Owner and a Member of its Board of Managers since January 2010, where he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Schlossberg has also been Managing Director, Head of US Distribution for Invesco Distributors, Inc., or IDI, since June 2012, where he has been responsible for Sales, Client Service, Product Management, and Marketing for services provided to Invesco Ltd.’s US businesses, including the Managing Owner. IDI is a registered broker-dealer and is the US distributor for Invesco Ltd.’s retail products and collective trust funds. Invesco Ltd. is a global investment management company affiliated with the Managing Owner. In these capacities, Mr. Schlossberg also is responsible for overseeing the operations of various investment funds sponsored by Invesco Ltd. or its affiliates, or Invesco Funds. He earned an MBA from the Kellogg School of Management at Northwestern University and a B.S. degree at Northwestern University and a B.S. degree in Finance and International Business from the University of Delaware. Mr. Schlossberg was listed as a principal of the Managing Owner on December 4, 2012.

Peter Hubbard (34) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of 12 portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 150 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

David Warren (58) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and has also held the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has also been a Member of the Board of Managers and Chief Administrative Officer of the Managing Owner since January 2010. He obtained a Bachelor’s Degree in Commerce from the University of Toronto and is a member of the Chartered Professional Accountants of Canada. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

Daniel Draper (47) has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew this status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Roderick Ellis (48) has been a Chief Accounting Officer for Invesco Ltd. since April 2011. In this role, he is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Mr. Ellis is also responsible for group insurance matters. Previously, Mr. Ellis was Global Director of Financial Planning and Analysis, and Treasurer since May 2007. Mr. Ellis earned a B.A. (with honors) in Economics and Social History from the University of Sheffield, UK, in 1988. He is a member of the Institute of Chartered Accountants in England and Wales. Mr. Ellis was listed as a principal of the Managing Owner on November 30, 2012.

Steven Hill (51) has been Principal Financial and Accounting Officer, Investment Pools for the Managing Owner since December 2012, and was Head of Global ETF Operations from September 2011 to December 2012. As Principal Financial and Accounting Officer, Investment Pools, he has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco Funds, including the Fund. As Head of Global ETF Operations he had management responsibilities with regard to the general operations of the Managing Owner. From October 2010 to August 2011, he was Senior Managing Director and Chief Financial Officer of Destra Capital Management LLC and its subsidiaries, or Destra, an asset management firm, and was responsible for managing financial and administrative activities as well as financial reporting for Destra and investment funds sponsored by Destra. Previously, he was Senior Managing Director of Claymore Securities, Inc., or Claymore, from December 2003 to October 2010, and was responsible for managing financial and administrative oversight for investment funds sponsored by Claymore. Claymore, now known as Guggenheim Funds Distributors, Inc., is a registered broker-dealer that distributes investment funds. Mr. Hill earned a BS in Accounting from North Central College, Naperville, IL. Mr. Hill was listed as a principal of the Managing Owner on February 12, 2015.

Christopher Joe (46) has been Chief Compliance Officer of the Managing Owner since September 1, 2015. In his role as Chief Compliance Officer he is responsible for all aspects of regulatory compliance for the Managing Owner. He has also acted as U.S. Compliance Director for Invesco, Ltd. since November, 2006. Formerly, he served as Chief Compliance Officer of Invesco Investment Advisers, LLC, a registered investment adviser affiliated with the Managing Owner from June, 2010 to March, 2013. He also served as Deputy Chief Compliance Officer of Invesco Adviser, Inc., a registered investment adviser affiliated with the Managing Owner, from November, 2014 to September, 2015. Mr. Joe has also served as a principal of the Managing Owner since September 25, 2015.

        John Zerr (53) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr is also Managing Director and General Counsel – US Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, since March 2006, where he is responsible for overseeing the US Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s US Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Code of Ethics

The Fund has no officers or employees and is managed by Invesco PowerShares Capital Management LLC. Invesco PowerShares Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and was managed by the Predecessor Managing Owner from inception up to and excluding the Closing Date. None of the directors or officers of the Predecessor Managing Owner received compensation from the Fund. The Managing Owner receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily net asset value of the Fund at the end of each month. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were paid to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

In addition, Deutsche Bank Securities Inc., an affiliate of the Predecessor Managing Owner serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

For the Year Ended December 31, 2015, the Fund has incurred Management Fees of $733,413 of which $677,198 had been paid at December 31, 2015. Management Fees of $56,215 were unpaid at December 31, 2015 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2015, the Fund has incurred brokerage commissions of $46,017 of which $41,018 had been paid at December 31, 2015. Brokerage commissions of $4,999 were unpaid at December 31, 2015 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2014, the Fund has incurred Management Fees of $935,270 of which $878,548 had been paid at December 31, 2014. Management Fees of $56,722 were unpaid at December 31, 2014 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2014, the Fund has incurred brokerage commissions of $70,921 of which $65,709 had been paid at December 31, 2014. Brokerage commissions of $5,212 were unpaid at December 31, 2014 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2013, the Fund has incurred Management Fees of $2,144,741 of which $2,015,532 had been paid at December 31, 2013. Management Fees of $129,209 were unpaid at December 31, 2013 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2013, the Fund has incurred brokerage commissions of $149,579 of which $148,546 had been paid at December 31, 2013. Brokerage commissions of $1,033 were unpaid at December 31, 2013 and are reported as a liability on the Statement of Financial Condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2015, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	Invesco PowerShares Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois 60515	40	100%

Shares	Directors and Officers of Invesco PowerShares Capital Management LLC as a group	—	Less than 0.1%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2015 and 2014.

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Audit Fees	$82,800	$97,364
Audit-Related Fees (1)	—	10,750
Tax Fees (2)	50,620	51,333
All Other Fees	—	—

Total	$133,420	$159,447

(1)	Audit-Related Fees for fiscal year end December 31, 2015 include fees billed for reviewing regulatory filings. Audit-Related Fees for fiscal year end December 31, 2014 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for fiscal year end December 31, 2015 include fees billed for preparing tax forms.

Tax Fees for fiscal year end December 31, 2014 include fees billed for preparing tax forms.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above for the Year Ended December 31, 2015. The Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms for the Year Ended December 31, 2015.

The Predecessor Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above for the Year Ended December 31, 2014. The Predecessor Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms for the Year Ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 35 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.2	Form of Participant Agreement [2]

10.1	Futures and Options Agreement [3]

10.2	Form of Administration Agreement [2]

10.3	Form of Global Custody Agreement [2]

10.4	Form of Transfer Agency and Service Agreement [2]

10.5	Distribution Services Agreement [4]

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB G10 Currency Harvest Fund — December 31, 2015 and December 31, 2014, (ii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund —December 31, 2015, (iii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund —December 31, 2014, (iv) the

Statements of Income and Expenses of PowerShares DB G10 Currency Harvest Fund —Years Ended December 31, 2015, 2014 and 2013, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund —Year Ended December 31, 2015, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund —Year Ended December 31, 2014, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund —Year Ended December 31, 2013, (viii) the Statements of Cash Flows of PowerShares DB G10 Currency Harvest Fund —Years Ended December 31, 2015, 2014 and 2013, and (ix) Notes to Financial Statements of PowerShares DB G10 Currency Harvest Fund, tagged as blocks of text.

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form S-1 on March 16, 2006 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on February 19, 2016 and incorporated herein by reference.
4	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.

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

Dated: February 26, 2016