Form 10-Q
period 2016-03-31
PowerShares DB G10 Currency Harvest Fund
filed 2016-05-10
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of outstanding Shares as of March 31, 2016: 3,600,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
United States Treasury Obligations, at fair value (cost $80,983,531 and $83,493,192, respectively) (a)	$80,990,774	$83,494,432
Cash held by custodian	3,722,463	4,652,970
Variation margin receivable	—	415,455
Total assets	$84,713,237	$88,562,857

Liabilities
Variation margin payable	$218,793	$—
Management fee payable	54,055	56,215
Brokerage fee payable	5,003	4,999
Total liabilities	277,851	61,214
Commitments and Contingencies (Note 9)

Equity
Shareholder's equity - General Shares	938	932
Shareholders' equity - Shares	84,434,448	88,500,711
Total shareholders' equity	84,435,386	88,501,643
Total liabilities and equity	$84,713,237	$88,562,857
General Shares outstanding	40	40
Shares outstanding	3,600,000	3,800,000

Net asset value per share	$23.45	$23.29

Market value per share	$23.39	$23.32

(a)	$5,779,451 and $6,999,620, respectively is restricted for maintenance margin purposes.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

March 31, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Fair Value	Face Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.275% due April 7, 2016	48.56%	$40,999,262	$41,000,000
U.S. Treasury Bills, 0.200% due April 28, 2016	26.05	21,997,272	22,000,000
U.S. Treasury Bills, 0.325% due June 2, 2016 (b)	17.76	14,996,085	15,000,000
U.S. Treasury Bills, 0.235% due July 7, 2016	3.55	2,998,155	3,000,000
Total United States Treasury Obligations (cost $80,983,531)	95.92%	$80,990,774

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	All or a portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Currency Futures Contracts Purchased (CME)
37.4 Million Australian Dollars vs. USD 28.6 Million For Settlement June 13, 2016	0.88%	$740,225	$28,611,000
42.0 Million New Zealand Dollars vs. USD 29.0 Million For Settlement June 13, 2016	1.01	852,585	28,963,200
238.0 Million Norwegian Krone vs. USD 28.8 Million For Settlement June 13, 2016	0.98	827,500	28,778,960
Total Currency Futures Contracts Purchased	2.87%	2,420,310	86,353,160
Currency Futures Contracts Sold (CME)
25.3 Million Euro vs. USD 28.9 Million For Settlement June 13, 2016	(0.84)	$(707,269)	$(28,815,300)
234.0 Million Swedish Krona vs. USD 29.0 Million For Settlement June 13, 2016	(1.11)	(939,360)	(28,880,280)
27.6 Million Swiss Franc vs. USD 29.0 Million For Settlement June13, 2016	(0.98)	(828,106)	(28,851,550)
Total Currency Futures Contracts Sold	(2.93)%	(2,474,735)	(86,547,130)
Total Currency Futures Contracts	(0.06)%	$(54,425)	$(193,970)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2015

(Unaudited)

Description	Percentage of Shareholders' Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.235% due January 7, 2016	12.43%	$10,999,956	$11,000,000
U.S. Treasury Bills, 0.205% due January 14, 2016	22.60	19,999,440	20,000,000
U.S. Treasury Bills, 0.195% due January 21, 2016	13.56	11,999,508	12,000,000
U.S. Treasury Bills, 0.170% due January 28, 2016	22.59	19,998,360	20,000,000
U.S. Treasury Bills, 0.200% due February 4, 2016	5.65	4,999,610	5,000,000
U.S. Treasury Bills, 0.135% due February 11, 2016	6.78	5,999,208	6,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	0.56	499,934	500,000
U.S. Treasury Bills, 0.140% due February 25, 2016	2.26	1,999,804	2,000,000
U.S. Treasury Bills, 0.215% due March 3, 2016	1.13	999,842	1,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016	6.78	5,998,770	6,000,000
Total United States Treasury Obligations (cost $83,493,192)	94.34%	$83,494,432

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Currency Futures Contracts Purchased (CME)
40.7 Million Australian Dollars vs. USD 29.5 Million For Settlement March 14, 2016	0.46%	$408,201	$29,572,620
43.7 Million New Zealand Dollars vs. USD 29.8 Million For Settlement March 14, 2016	0.86	755,760	29,759,700
252.0 Million Norwegian Krone vs. USD 28.5 Million For Settlement March 14, 2016	(0.73)	(648,830)	28,440,720
Total Currency Futures Contracts Purchased	0.59%	515,131	87,773,040
Currency Futures Contracts Sold (CME)
26.4 Million Euro vs. USD 28.7 Million For Settlement March 14, 2016	0.44%	$390,269	$(28,711,825)
248.0 Million Swedish Krona vs. USD 29.5 Million For Settlement March 14, 2016	(0.02)	(14,228)	(29,410,320)
28.5 Million Swiss Francs vs. USD 28.6 Million For Settlement March 14, 2016	0.59	521,486	(28,591,200)
Total Currency Futures Contracts Sold	1.01%	897,527	(86,713,345)
Total Currency Futures Contracts	1.60%	$1,412,658	$1,059,695

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Income
Interest Income	$42,337	$4,813

Expenses
Management Fee	161,079	172,144
Brokerage Commissions and Fees	8,106	18,596
Interest Expense (a)	636	—
Total Expenses	169,821	190,740
Net Investment Income (Loss)	(127,484)	(185,927)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts

Net Realized Gain (Loss) on
United States Treasury Obligations	—	773
Currency Futures Contracts	2,221,916	(1,031,207)
Net Realized Gain (Loss)	2,221,916	(1,030,434)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	6,003	1,423
Currency Futures Contracts	(1,467,083)	(1,672,188)
Net Change in Unrealized Gain (Loss)	(1,461,080)	(1,670,765)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts	760,836	(2,701,199)
Net Income (Loss)	$633,352	$(2,887,126)

(a)	Interest Expense for the period ended March 31, 2016 represents interest expense on overdraft balances. These amounts are included in Interest Income for the period ended March 31, 2015.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$932	3,800,000	$88,500,711	$88,501,643
Sale of Shares			—	—	—
Redemption of Shares			(200,000)	(4,699,609)	(4,699,609)
Net Increase (Decrease) due to Share Transactions			(200,000)	(4,699,609)	(4,699,609)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(127,483)	(127,484)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		21		2,221,895	2,221,916
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(14)		(1,461,066)	(1,461,080)
Net Income (Loss)		6		633,346	633,352
Net Change in Shareholders' Equity	—	6	(200,000)	(4,066,263)	(4,066,257)
Balance at March 31, 2016	40	$938	3,600,000	$84,434,448	$84,435,386

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2015	40	$1,018	3,400,000	$86,543,327	$86,544,345
Sale of Shares			3,600,000	89,984,055	89,984,055
Redemption of Shares			(1,400,000)	(34,651,550)	(34,651,550)
Net Increase (Decrease) due to Share Transactions			2,200,000	55,332,505	55,332,505
Net Income (Loss)
Net Investment Income (Loss)		(2)		(185,925)	(185,927)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(9)		(1,030,425)	(1,030,434)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(14)		(1,670,751)	(1,670,765)
Net Income (Loss)		(25)		(2,887,101)	(2,887,126)
Net Change in Shareholders' Equity	—	(25)	2,200,000	52,445,404	52,445,379
Balance at March 31, 2015	40	$993	5,600,000	$138,988,731	$138,989,724

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities:
Net Income (Loss)	$633,352	$(2,887,126)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(80,948,001)	(129,992,182)
Proceeds from securities sold and matured	83,500,000	92,999,746
Net accretion of discount on United States Treasury Obligations	(42,338)	(4,819)
Net realized (gain) loss on United States Treasury Obligations	—	(773)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency futures contracts	(6,003)	1,670,765
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	(646,429)
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	(303,648)
Change in operating receivables and liabilities:
Variation margin	634,248	(154,460)
Management fee payable	(2,160)	18,006
Brokerage fee payable	4	(215)
Net cash provided by (used for) operating activities	3,769,102	(39,301,135)
Cash flows from financing activities:
Proceeds from sale of Shares	—	89,984,055
Redemption of Shares	(4,699,609)	(34,651,550)
Net cash provided by (used for) financing activities	(4,699,609)	55,332,505
Net change in cash	(930,507)	16,031,370
Cash at beginning of period	4,652,970	2,885,535
Cash at end of period	$3,722,463	$18,916,905
Supplemental disclosure of cash flow information
Cash paid for interest	$636	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

March 31, 2016

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2016 and 2015 (hereinafter referred to as the “Three Months Ended March 31, 2016” and the “Three Months Ended March 31, 2015”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 29, 2016.

(3) Fund Investment Overview

The Fund invests the proceeds from the offering of Shares in exchange-traded currency futures comprising the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™, (the “Index”), with a view to tracking changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Fund holds United States Treasury Obligations on deposit with the Custodian (as defined below) and with the Commodity Broker (as defined below) as maintenance margin.

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

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator” and “Custodian”) is the administrator, custodian and transfer agent of the Fund. The Fund and the Administrator have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator fees for its services out of the Management Fee.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

The following is a summary of the tiered valuation input levels as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$80,990,774	$—	$80,990,774
Currency Futures Contracts (a)	$(54,425)	$—	$—	$(54,425)

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$83,494,432	$—	$83,494,432
Currency Futures Contracts (a)	$1,412,658	$—	$—	$1,412,658

(a)	Unrealized appreciation (depreciation).

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.

(e) Investment Transactions and Investment Income

Investment transactions are accounted for on a trade date basis. Realized gains (losses) from the sale or disposition of securities or derivatives are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the sale or disposition occurs, respectively.

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f) Receivable/(Payable) for Shares Issued and Redeemed

On any business day, an Authorized Participant may place an order to create or redeem Shares of the Fund. Cash settlement occurs at the creation order settlement date or the redemption order settlement date as discussed in Note 7.

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements on futures contracts held by the Fund by maintaining cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statement of Financial Condition.

The Fund defines cash and cash equivalents to be highly liquid investments with original maturities of three months or less, when purchased. There were no cash equivalents held by the Fund as of March 31, 2016 and December 31, 2015.

(h) Income Taxes

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

(i) Currency Futures Contracts

The Fund utilizes derivative instruments to achieve its investment objective. A futures contract is an agreement between counterparties to purchase or sell a specified underlying security or index for a specified price at a future date. All of the Fund’s currency futures contracts are held and used for trading purposes. During the period the futures contracts are open, changes in the value of the contracts are recognized as unrealized gains or losses by recalculating the value of the contracts on a daily basis. Subsequent or variation margin payments are received or made depending upon whether unrealized gains or losses are incurred. These amounts are reflected as a receivable or payable on the Statements of Financial Condition. When the contracts are closed or expire, the Fund recognizes a realized gain or loss equal to the difference between the proceeds from, or cost of, the closing transaction and the Fund’s basis in the contract. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

The Fair Value of Derivative Instruments is as follows:

	March 31, 2016		December 31, 2015
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk:
Currency Futures Contracts	$2,420,310	$(2,474,735)	$2,075,716	$(663,058)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the March 31, 2016 and December 31, 2015 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

	Location of Gain or (Loss) on Derivatives	For the Three Months Ended March 31,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$2,221,916	$(1,031,207)
	Net Change in Unrealized Gain (Loss)	(1,467,083)	(1,672,188)
Total		$754,833	$(2,703,395)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended March 31,
	2016	2015
Average Notional Value - Short	$(86,216,177)	$(96,042,371)
Average Notional Value - Long	$86,695,318	$95,197,728

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the currency futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$2,420,310	$(2,420,310)	$—	$—	$—	$—
Liabilities
Currency Futures Contracts	$(2,639,103)	$2,420,310	$(218,793)	$218,793	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$2,076,093	$(1,660,638)	$415,455	$—	$—	$415,455
Liabilities
Currency Futures Contracts	$(1,660,638)	$1,660,638	$—	$—	$—	$—

(a)	As of March 31, 2016 and December 31, 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00 and $6.00 per round-turn trade during the Three Months Ended March 31, 2016 and 2015, respectively.

(k) Routine Operational, Administrative and Other Ordinary Expenses

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2016 and 2015, the Fund did not incur such expenses.

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

No distributions were paid for the Three Months Ended March 31, 2016 and 2015.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2016 and December 31, 2015, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2016 and 2015. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended March 31,
	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$23.29	$25.45
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	0.19	(0.58)
Net investment income (loss)(a)	(0.03)	(0.05)
Net income (loss)	0.16	(0.63)
Net asset value per Share, end of period	$23.45	$24.82
Market value per Share, beginning of period(b)	$23.32	$25.51
Market value per Share, end of period(b)	$23.39	$24.81
Ratio to average Net Assets*
Net investment income (loss)	(0.59)%	(0.80)%
Total expenses	0.79%	0.82%
Total Return, at net asset value **	0.69%	(2.47)%
Total Return, at market value **	0.30%	(2.74)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

On April 20, 2016, Invesco provided ALPS Distributors, Inc. (“ALPS”) with notice of intent to terminate the Distribution Services Agreement effective as of June 20, 2016 (the “Termination Date”).  There are no termination penalties to be incurred by the Fund, the Managing Owner or ALPS in connection with the early termination of the Distribution Services Agreement.

Effective as of the Termination Date, the Managing Owner intends to engage Invesco Distributors, Inc., a registered broker-dealer and an affiliate of the Managing Owner, to provide the Fund with the services currently provided by ALPS pursuant to the Distribution Services Agreement.

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

Overview/Introduction

PowerShares DB G10 Currency Harvest Fund (the “Fund”) seeks to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is designed to reflect the return from investing on a 2:1 leveraged basis in long currency futures positions for certain currencies associated with relatively high yielding interest rates and in short currency futures positions for certain currencies associated with relatively low yielding interest rates.

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

On February 23, 2015 (the “Closing Date”), Invesco completed the purchase of the assets of DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), including all of its interests in the Fund and the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets of DBCS pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of a certain asset purchase agreement (the “Transaction”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).

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

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, appointed Deutsche Bank Securities Inc. to serve as the index sponsor (the “Index Sponsor”). Prior to the Closing Date, the index sponsor was Deutsche Bank AG London. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day. The Index Sponsor may subcontract its services from time-to-time to one or more third parties.

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

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”), Wilmington Trust Company, the trustee of the Fund, (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Index Description

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee for performing its duties. These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the Management Fee and are not charged to or reimbursed by the Fund.

Neither the Managing Owner nor any affiliate of the Managing Owner has any rights to influence the selection of the futures contracts underlying the Index. Neither the Managing Owner, nor, after the Closing Date, the Fund is affiliated with the Index Sponsor. The Managing Owner has entered into a license agreement with the Index Sponsor to use the Index.

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

The following table reflects the Fund and Index weights of each Index Currency as of March 31, 2016:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	*	*
Euro	(32.71)%	(33.76)%
Japanese Yen	—	—
Canadian Dollar	—	—
Swiss Franc	(32.75)%	(33.79)%
British Pound	—	—
Australian Dollar	32.48%	33.57%
New Zealand Dollar	32.88%	33.97%
Norwegian Krone	32.67%	33.72%
Swedish Krona	(32.78)%	(33.94)%

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of March 31, 2016 and December 31, 2015, the Fund had $5,779,451 (or 6.82% of its total assets) and $7,415,075 (or 8.37%  of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity

Broker (as defined below). Of this, $5,779,451 (or 6.82% of its total assets) and $6,999,620 (or 7.90% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of March 31, 2016 and December 31, 2015, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (as defined below) (see Note 4 of the Financial Statements in Item 1). For additional information, please see the unaudited Schedules of Investments as of March 31, 2016 and December 31, 2015 for details of the Fund’s portfolio holdings.

The Index Sponsor calculates the Index on both an excess return basis and a total return basis. The excess return basis calculation reflects the change in market value of the applicable underlying currency futures only. The total return basis calculation reflects the sum of the change in market value of the applicable underlying currency futures plus the return on 3-month U.S. Treasury bills. The Fund seeks to track changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund will make distributions at the discretion of the Managing Owner. To the extent that the Fund’s actual and projected interest income from its holdings of United States Treasury Obligations exceeds the actual and projected fees and expenses of the Fund, the Managing Owner expects periodically to make distributions of the amount of such excess. The Fund currently does not expect to make distributions with respect to its capital gains. Depending on the Fund’s performance for the taxable year and an investor’s own tax situation for such year, an investor’s income tax liability for the taxable year and allocable share of the Fund’s net ordinary income or loss and capital gain or loss may exceed any distributions an investor may receive with respect to such year.

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

The Fund’s portfolio also will include United States Treasury Obligations and, if applicable, other high credit quality short term fixed income securities for deposit with The Bank of New York Mellon (the “Custodian”) and with Deutsche Bank Securities Inc. (the “Commodity Broker”) as margin.

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

Performance Summary

This Report covers the three months ended March 31, 2016 and 2015 (hereinafter referred to as the “Three Months Ended March 31, 2016” and the “Three Months Ended March 31, 2015”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2016 and 2015” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended March 31, 2016 and 2015.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2016 and 2015

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position		Short Position
Underlying Index Currency	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Norwegian Krone (NOK)	2.29%	(2.20)%	—	—
Australian Dollar (AUD)	1.87%	(2.03)%	—	—
New Zealand Dollar (NZD)	0.60%	(1.02)%	—	—
Swiss Franc (CHF)	—	—	(1.21)%	(0.72)%
Euro (EUR)	—	—	(1.48)%	3.56%
Swedish Krona (SEK)	—	—	(1.23)%	(0.20)%

	DBCFH-TR™ - Index Returns
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.00%	0.01%
DBCFH-TR™	0.92%	(2.19)%

If the Fund’s interest income from its holdings of United States Treasury Obligations were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBCFH-TR™. The only difference between the Index and the DBCFH-TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBCFH-TR™ does include such a component. Thus, the difference between the Index and the DBCFH-TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of United States Treasury Obligations exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBCFH-TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of United States Treasury Obligations, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Realized gains (losses) from the sale or disposition of securities or derivatives are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the sale or disposition occurs, respectively.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by the Commodity Futures Trading Commission (the “CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $3.8 million and $(39.3) million for the Three Months Ended March 31, 2016 and 2015, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statement of Financial Condition.

During the Three Months Ended March 31, 2016, $80.9 million was paid to purchase United States Treasury Obligations and $83.5 million was received from sales and maturing United States Treasury Obligations. During the Three Months Ended March 31, 2015, $130.0 million was paid to purchase United States Treasury Obligations and $93.0 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and Currency Futures Contracts increased (decreased) net cash provided by (used for) operating activities by $0.0 million and $1.7 million during the Three Months Ended March 31, 2016 and 2015, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(4.7) million and $55.3 million during the Three Months Ended March 31, 2016 and 2015, respectively. This included $0.0 million and $90.0 million from the sale of Shares to Authorized Participants and $4.7 million and $34.7 million from Shares redeemed during the Three Months Ended March 31, 2016 and 2015, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015

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

The Fund seeks to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DB G10 Currency Future Harvest Index ER”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

COMPARISON OF Market, NAV AND DB G10 Currency Future Harvest Index ER
FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE LIMITED EXPERIENCE MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND HAVE ONLY MANAGED AN EXCHANGE-TRADED FUND THAT RELATES TO A BROAD-BASED COMMODITY INDEX FOR A SHORT PERIOD. BECAUSE THERE ARE LIMITED ACTUAL PERFORMANCE RESULTS OF THE MANAGING OWNER THAT ARE COMPARABLE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION PRIOR TO THE CLOSING DATE CAN BE ATTRIBUTED TO THE MANAGING OWNER.

THE PREDECESSOR MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS THE PREDECESSOR MANAGING OWNER, THE PREDECESSOR MANAGING OWNER AND ITS TRADING PRINCIPALS MANAGED THE DAY-TO-DAY OPERATIONS FOR THE FUND FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. IN RESPECT OF ANY PERIOD. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION AFTER THE CLOSING DATE CAN BE ATTRIBUTED TO THE PREDECESSOR MANAGING OWNER.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Fund Share Price Performance

For the Three Months Ended March 31, 2016, the NYSE Arca market value of each Share increased 0.30% from $23.32 per Share to $23.39 per Share. The Share price low and high for the Three Months Ended March 31, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $22.53 per Share (-3.39%) on January 15, 2016, and a high of $23.67 per Share (+1.52%) on March 4, 2016.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2016, the net asset value of each Share increased 0.69% from $23.29 per Share to $23.45 per Share. For the Three Months Ended March 31, 2016, gains in the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone were partially offset by losses in the short currency positions in the Euro, Swiss Franc and Swedish Krona contributing to an overall 0.92% increase in the level of the DBCFH-TR™.

Net income (loss) for the Three Months Ended March 31, 2016, was $0.6 million, primarily resulting from net realized gain (loss) of $2.2 million, net change in unrealized gain (loss) of $(1.5) million, and operating expenses of $0.2 million.

For the Three Months Ended March 31, 2015, the net asset value of each Share decreased 2.47% from $25.45 per Share to $24.82 per Share. For the Three Months Ended March 31, 2015, losses in the long and short index currency positions in the Australian Dollar, the New Zealand Dollar, Norwegian Krone, Swiss Franc and Swedish Krona were partially offset by gains in the short currency positions in the Euro contributing to an overall 2.19% decrease in the level of the DBCFH-TR™.

Net income (loss) for the Three Months Ended March 31, 2015, was $(2.9) million, primarily resulting from net realized gain (loss) of $(1.0) million, net change in unrealized gain (loss) of $(1.7) million, and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2016.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Three Months Ended March 31, 2016 Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$84,435,386	0.56%	$1,094,331	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2015 Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$88,501,643	0.57%	$1,168,060	20

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer and President, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer and President, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and President and Principal Financial and Accounting Officer, Investment Pools, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015, filed February 29, 2016 except as noted below.

PricewaterhouseCoopers LLP (“PwC”), has advised the Managing Owner that, as of the date of the filing of this Quarterly Report on Form 10-Q, it is in discussions with the Staff of the Securities and Exchange Commission (the “SEC”), regarding a difference in the interpretation and application of Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the “Loan Rule”).

The Loan Rule prohibits accounting firms, such as PwC, from having certain financial relationships with their audit clients and affiliated entities.  Specifically, the Loan Rule provides, in relevant part, that an accounting firm is not independent if it receives a loan from an audit client or it receives a loan from a lender that is a "record or beneficial owner of more than ten percent of the audit client’s equity securities.”  Pursuant to the SEC’s interpretation of the Loan Rule, some of PwC’s relationships with lenders who also own shares of one or more funds within the Invesco investment company complex may run afoul of the Loan Rule, calling into question PwC’s independence with respect to some registered investment companies managed by either the Managing Owner or affiliated entities of the Managing Owner and, therefore, the Fund as part of the Invesco investment company complex.  However, PwC’s interpretation of the Loan Rule, in light of the facts of these lending relationships, leads it to conclude that there is no violation of the Loan Rule.

The Managing Owner has considered the lending relationships described by PwC and has concluded that (1) the lending relationships did not impact PwC’s application of objective judgment with respect to conducting its audits and issuing reports on the Fund’s financial statements; and (2) a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. In making this determination, the Managing Owner considered, among other things, PwC’s description of the relevant lending relationships, PwC’s interpretation of the Rule 2-01(c)(1)(ii)(A) and PwC’s representation that its independence was not impaired in conducting its audit of the Registrant’s financial statements.

PwC advised the Managing Owner that it believes it is independent and it continues to have discussions with the SEC’s Staff to resolve this interpretive matter.  PwC further advised the Managing Owner that this matter did not compromise or impair its objectivity in connection with its review of the interim financial statements included in this Quarterly Report on Form 10-Q.  These discussions with the Staff remain ongoing and, while PwC represented to the Managing Owner that it feels confident that PwC’s interpretation of the Loan Rule is correct, neither PwC nor the Managing Owner can be certain of the final outcome.

If the SEC were ultimately to determine that PwC was not independent with respect to the Fund for certain periods, the Fund’s filings with the SEC which contain its consolidated financial statements for such periods would be non-compliant with the applicable securities laws.  If the SEC determines that PwC was not independent, among other things, the Fund may be required to have independent audits conducted on the Fund’s previously audited financial statements by another independent registered public accounting firm for the affected periods.  Similarly, the interim financial statements filed by the Fund may have to be reviewed by another independent registered public accounting firm.  The time involved to conduct such independent audits and additional review of the interim period financial statements may impair the Fund’s ability to issue Baskets of Shares on a timely manner.  Any of the foregoing could have a material adverse effect on the Fund’s results of operations, liquidity and financial condition, the trading prices of the Shares and the continued eligibility for listing of the Shares on The New York Stock Exchange.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2016 to January 31, 2016	—	$—
February 1, 2016 to February 29, 2016	—	$—
March 1, 2016 to March 31, 2016	200,000	$23.50
Total	200,000	$23.50

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB G10 Currency Harvest Fund — March 31, 2016 and December 31, 2015 (Unaudited), (ii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund — March 31, 2016 (Unaudited), (iii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund — December 31, 2015 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2016 and 2015 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2016 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2015 (Unaudited), (vii) the Statements of Cash Flows of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2016 and 2015 (Unaudited), and (viii) Notes to Unaudited Financial Statements of PowerShares DB G10 Currency Harvest Fund — March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB G10 Currency Harvest Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer and President

		By:	/S/ STEVEN HILL
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools

Dated: May 6, 2016