Form 10-Q
period 2016-09-30
PowerShares DB G10 Currency Harvest Fund
filed 2016-11-08
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of September 30, 2016: 2,200,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

September 30, 2016 and December 31, 2015

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
United States Treasury Obligations, at value (cost $50,982,719 and $83,493,192, respectively)	$50,990,961	$83,494,432
Affiliated investments, at value and cost	3,704,113	—
Total Investments, at value (cost $54,686,832 and $83,493,192, respectively)	54,695,074	83,494,432
Cash held by custodian	—	4,652,970
Receivable for:
Variation margin	268,317	415,455
Dividends from affiliates	1,466	—
Total assets	$54,964,857	$88,562,857
Liabilities
Payable for:
Management fee	36,728	56,215
Brokerage commissions and fees	1,784	4,999
Total liabilities	38,512	61,214
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	999	932
Shareholders' equity—Shares	54,925,346	88,500,711
Total shareholders' equity	54,926,345	88,501,643
Total liabilities and equity	$54,964,857	$88,562,857
General Shares outstanding	40	40
Shares outstanding	2,200,000	3,800,000

Net asset value per share	$24.97	$23.29

Market value per share	$24.93	$23.32

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

September 30, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.250% due October 6, 2016	5.46%	$2,999,979	$3,000,000
U.S. Treasury Bills, 0.180% due October 20, 2016	20.03	10,999,362	11,000,000
U.S. Treasury Bills, 0.300% due November 17, 2016 (b)	36.41	19,996,040	20,000,000
U.S. Treasury Bills, 0.335% due December 1, 2016	30.94	16,995,580	17,000,000
Total United States Treasury Obligations (cost $50,982,719)	92.84%	$50,990,961
Money Market Mutual Fund			Shares
Premier Portfolio- Institutional Class, 0.34% (c)	6.74%	$3,704,113	3,704,113
(cost $3,704,113)
Total Investments (cost $54,686,832)	99.58%	$54,695,074

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $2,999,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2016.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(d)	Notional Value
Currency Futures Contracts Purchased (CME)
24.1 Million Australian Dollars vs. USD 18.4 Million For Settlement December 19, 2016	0.76%	$417,210	$18,434,090
24.9 Million New Zealand Dollars vs. USD 18.0 Million For Settlement December 19, 2016	(0.03)	(18,720)	18,087,360
150.0 Million Norwegian Krone vs. USD 18.8 Million For Settlement December 19, 2016	0.98	540,940	18,756,000
Total Currency Futures Contracts Purchased	1.71%	$939,430	$55,277,450
Currency Futures Contracts Sold (CME)
16.1 Million Euro vs. USD 18.2 Million For Settlement December 19, 2016	0.03%	$14,675	$(18,184,162)
154.0 Million Swedish Krona vs. USD 18.1 Million For Settlement December 19, 2016	0.34	187,540	(18,028,780)
17.6 Million Swiss Franc vs. USD 18.3 Million For Settlement December 19, 2016	(0.06)	(34,094)	(18,241,875)
Total Currency Futures Contracts Sold	0.31%	168,121	(54,454,817)
Total Currency Futures Contracts	2.02%	$1,107,551	$822,633

(d)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2015

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.235% due January 7, 2016	12.43%	$10,999,956	$11,000,000
U.S. Treasury Bills, 0.205% due January 14, 2016	22.60	19,999,440	20,000,000
U.S. Treasury Bills, 0.195% due January 21, 2016 (b)	13.56	11,999,508	12,000,000
U.S. Treasury Bills, 0.170% due January 28, 2016	22.59	19,998,360	20,000,000
U.S. Treasury Bills, 0.200% due February 4, 2016	5.65	4,999,610	5,000,000
U.S. Treasury Bills, 0.135% due February 11, 2016	6.78	5,999,208	6,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	0.56	499,934	500,000
U.S. Treasury Bills, 0.140% due February 25, 2016	2.26	1,999,804	2,000,000
U.S. Treasury Bills, 0.215% due March 3, 2016	1.13	999,842	1,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016	6.78	5,998,770	6,000,000
Total United States Treasury Obligations (cost $83,493,192)	94.34%	$83,494,432

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $6,999,620 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Value
Currency Futures Contracts Purchased (CME)
40.7 Million Australian Dollars vs. USD 29.5 Million For Settlement March 14, 2016	0.46%	$408,201	$29,572,620
43.7 Million New Zealand Dollars vs. USD 29.8 Million For Settlement March 14, 2016	0.86	755,760	29,759,700
252.0 Million Norwegian Krone vs. USD 28.5 Million For Settlement March 14, 2016	(0.73)	(648,830)	28,440,720
Total Currency Futures Contracts Purchased	0.59%	$515,131	$87,773,040
Currency Futures Contracts Sold (CME)
26.4 Million Euro vs. USD 28.7 Million For Settlement March 14, 2016	0.44%	$390,269	$(28,711,825)
248.0 Million Swedish Krona vs. USD 29.5 Million For Settlement March 14, 2016	(0.02)	(14,228)	(29,410,320)
28.5 Million Swiss Francs vs. USD 28.6 Million For Settlement March 14, 2016	0.59	521,486	(28,591,200)
Total Currency Futures Contracts Sold	1.01%	897,527	(86,713,345)
Total Currency Futures Contracts	1.60%	$1,412,658	$1,059,695

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income
Interest Income	$43,692	$5,927	$118,013	$16,824
Dividends from Affiliates	2,426	—	2,426	—
Total Income	46,118	5,927	120,439	16,824
Expenses
Management Fee	130,620	164,437	397,213	568,541
Brokerage Commissions and Fees	6,912	3,507	20,175	32,649
Interest Expense	123	1,107	978	1,902
Total Expenses	137,655	169,051	418,366	603,092
Less: Waivers	(1,073)	—	(1,073)	—
Net Expenses	136,582	169,051	417,293	603,092
Net Investment Income (Loss)	(90,464)	(163,124)	(296,854)	(586,268)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	226	61	2,106	1,261
Currency Futures Contracts	2,365,946	(4,625,910)	4,917,286	(11,811,414)
Net Realized Gain (Loss)	2,366,172	(4,625,849)	4,919,392	(11,810,153)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	5,638	3,256	7,002	4,882
Currency Futures Contracts	14,922	(54,389)	(305,107)	(1,356,118)
Net Change in Unrealized Gain (Loss)	20,560	(51,133)	(298,105)	(1,351,236)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts	2,386,732	(4,676,982)	4,621,287	(13,161,389)
Net Income (Loss)	$2,296,268	$(4,840,106)	$4,324,433	$(13,747,657)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at July 1, 2016	40	$965	3,000,000	$72,388,663	$72,389,628
Purchases of Shares			—	—	—
Redemption of Shares			(800,000)	(19,759,551)	(19,759,551)
Net Increase (Decrease) due to Share Transactions			(800,000)	(19,759,551)	(19,759,551)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(90,463)	(90,464)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		35		2,366,137	2,366,172
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		—		20,560	20,560
Net Income (Loss)		34		2,296,234	2,296,268
Net Change in Shareholders' Equity	—	34	(800,000)	(17,463,317)	(17,463,283)
Balance at September 30, 2016	40	$999	2,200,000	$54,925,346	$54,926,345

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at July 1, 2015	40	$940	3,800,000	$89,250,817	$89,251,757
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		(1)		(163,123)	(163,124)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(49)		(4,625,800)	(4,625,849)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(2)		(51,131)	(51,133)
Net Income (Loss)		(52)		(4,840,054)	(4,840,106)
Net Change in Shareholders' Equity	—	(52)	—	(4,840,054)	(4,840,106)
Balance at September 30, 2015	40	$888	3,800,000	$84,410,763	$84,411,651

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$932	3,800,000	$88,500,711	$88,501,643
Purchases of Shares			1,200,000	28,107,561	28,107,561
Redemption of Shares			(2,800,000)	(66,007,292)	(66,007,292)
Net Increase (Decrease) due to Share Transactions			(1,600,000)	(37,899,731)	(37,899,731)
Net Income (Loss)
Net Investment Income (Loss)		(4)		(296,850)	(296,854)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		76		4,919,316	4,919,392
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(5)		(298,100)	(298,105)
Net Income (Loss)		67		4,324,366	4,324,433
Net Change in Shareholders' Equity	—	67	(1,600,000)	(33,575,365)	(33,575,298)
Balance at September 30, 2016	40	$999	2,200,000	$54,925,346	$54,926,345

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2015	40	$1,018	3,400,000	$86,543,327	$86,544,345
Purchases of Shares			3,600,000	89,984,055	89,984,055
Redemption of Shares			(3,200,000)	(78,369,092)	(78,369,092)
Net Increase (Decrease) due to Share Transactions			400,000	11,614,963	11,614,963
Net Income (Loss)
Net Investment Income (Loss)		(5)		(586,263)	(586,268)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(112)		(11,810,041)	(11,810,153)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(13)		(1,351,223)	(1,351,236)
Net Income (Loss)		(130)		(13,747,527)	(13,747,657)
Net Change in Shareholders' Equity	—	(130)	400,000	(2,132,564)	(2,132,694)
Balance at September 30, 2015	40	$888	3,800,000	$84,410,763	$84,411,651

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$4,324,433	$(13,747,657)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(225,359,934)	(309,580,662)
Proceeds from securities sold and matured	257,990,526	314,599,624
Net sales (purchases) of affiliated investments	(3,704,113)	—
Net accretion of discount on United States Treasury Obligations	(118,013)	(16,824)
Net realized (gain) loss on United States Treasury Obligations	(2,106)	(1,261)

Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	(7,002)	1,351,236
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	(646,429)
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	12,422
Change in operating receivables and liabilities:
Variation margin	147,138	(602,653)
Dividends from affiliates	(1,466)	—
Management fee	(19,487)	(4,392)
Brokerage commissions and fees	(3,215)	(4,861)
Net cash provided by (used for) operating activities	33,246,761	(8,641,457)
Cash flows from financing activities:
Proceeds from purchases of Shares	28,107,561	89,984,055
Redemption of Shares	(66,007,292)	(78,369,092)
Net cash provided by (used for) financing activities	(37,899,731)	11,614,963
Net change in cash	(4,652,970)	2,973,506
Cash at beginning of period	4,652,970	2,885,535
Cash at end of period	$—	$5,859,041
Supplemental disclosure of cash flow information
Cash paid for interest	$978	$1,902

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

September 30, 2016

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

This Quarterly Report (the “Report”) covers the three months ended September 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended September 30, 2016” and the “Three Months Ended September 30, 2015”, respectively) and the nine months ended September 30, 2016 and 2015 (hereinafter referred to as the "Nine Months Ended September 30, 2016" and the "Nine Months Ended September 30, 2015", respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner waived fees of $1,073 for the Three and Nine Months Ended September 30, 2016.

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

The following is a summary of the tiered valuation input levels as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$50,990,961	$—	$50,990,961
Money Market Mutual Fund	$3,704,113	$—	$—	$3,704,113
Currency Futures Contracts (a)	$1,107,551	$—	$—	$1,107,551

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$83,494,432	$—	$83,494,432
Currency Futures Contracts (a)	$1,412,658	$—	$—	$1,412,658

(a)	Unrealized appreciation (depreciation).

(d) Deposits with Commodity Broker and Custodian

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to the Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.

The Fund’s remaining cash, United States Treasury Obligations and money market mutual fund holdings are on deposit with its Custodian.

The Fund defines cash and cash equivalents to be cash and other highly liquid investments with original maturities of three months or less, when purchased.

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

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements on futures contracts held by the Fund by maintaining cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statements of Financial Condition.

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

The Fair Value of Derivative Instruments is as follows:

	September 30, 2016		December 31, 2015
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$1,160,365	$(52,814)	$2,075,716	$(663,058)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the September 30, 2016 and December 31, 2015 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$2,365,946	$(4,625,910)
	Net Change in Unrealized Gain (Loss)	14,922	(54,389)
Total		$2,380,868	$(4,680,299)

		For the Nine Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$4,917,286	$(11,811,414)
	Net Change in Unrealized Gain (Loss)	(305,107)	(1,356,118)
Total		$4,612,179	$(13,167,532)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average Notional Value - Short	$(65,971,246)	$(86,296,923)	$(70,364,805)	$(99,444,920)
Average Notional Value - Long	$67,636,023	$84,864,063	$71,190,011	$98,112,417

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the currency futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$1,160,365	$(892,048)	$268,317	$—	$—	$268,317
Liabilities
Currency Futures Contracts	$(892,048)	$892,048	$—	$—	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$2,076,093	$(1,660,638)	$415,455	$—	$—	$415,455
Liabilities
Currency Futures Contracts	$(1,660,638)	$1,660,638	$—	$—	$—	$—

(a)	As of September 30, 2016 and December 31, 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00 and $6.00 per round-turn trade during the Three and Nine Months Ended September 30, 2016 and 2015, respectively.

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2016 and 2015, the Fund did not incur such expenses.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2016 and 2015.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2016 and December 31, 2015, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2016 and 2015. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$24.13	$23.49	$23.29	$25.45
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	0.88	(1.24)	1.79	(3.10)
Net investment income (loss) (a)	(0.04)	(0.04)	(0.11)	(0.14)
Net income (loss)	0.84	(1.28)	1.68	(3.24)
Net asset value per Share, end of period	$24.97	$22.21	$24.97	$22.21
Market value per Share, beginning of period (b)	$24.18	$23.46	$23.32	$25.51
Market value per Share, end of period (b)	$24.93	$22.20	$24.93	$22.20

Ratio to average Net Assets (c)
Net investment income (loss)	(0.52)%	(0.75)%	(0.56)%	(0.77)%
Expenses, after waivers	0.78%	0.77%	0.79%	0.79%
Expenses, prior to waivers	0.79%	0.77%	0.79%	0.79%
Total Return, at net asset value (d)	3.48%	(5.45)%	7.21%	(12.73)%
Total Return, at market value (d)	3.10%	(5.37)%	6.90%	(12.98)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
(d)

Total Return, at net asset value is calculated assuming an initial investment made at the net asset value at the beginning of the period, reinvestment of all dividends and distributions at net asset value during the period, and redemption of Shares on the last day of the period. Total Return, at net asset value includes adjustments in accordance with accounting principles generally accepted in the United States of America and as such, the net asset value for financial reporting purposes and the returns based upon those net asset values may differ from the net asset value and returns for shareholder transactions.  Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period.  Not annualized for periods less than one year.

(11) Subsequent Events

On October 25, 2016, Invesco provided Deutsche Bank Securities Inc. (“DBSI”) with notice of intent to terminate the Futures and Options Agreement effective as of November 25, 2016 (“Termination Date”).  There are no termination penalties to be incurred by the Fund, the Managing Owner or DBSI in connection with the early termination of the Futures and Options Agreement.

Effective as of the Termination Date, the Managing Owner intends to engage Morgan Stanley & Co. LLC to provide the services currently provided by DBSI pursuant to the Futures and Options Agreement.

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

The following table reflects the Fund and Index weights of each Index Currency as of September 30, 2016:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	*	*
Euro	(31.61)%	(33.01)%
Japanese Yen	—	—
Canadian Dollar	—	—
Swiss Franc	(31.71)	(33.10)
British Pound	—	—
Australian Dollar	32.05	33.59
New Zealand Dollar	31.44	32.91
Norwegian Krone	32.61	34.09
Swedish Krona	(31.34)	(32.76)

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of September 30, 2016 and December 31, 2015, the Fund had $3,267,717 (or 5.95% of its total assets) and $7,415,075 (or 8.37%  of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its

Commodity Broker (as defined below). Of this, $2,999,400 (or 5.46% of its total assets) and $6,999,620 (or 7.90% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of September 30, 2016 and December 31, 2015, respectively. All remaining cash, money market mutual funds and United States Treasury Obligations are on deposit with the Custodian (as defined below) for cash management purposes. For additional information, please see the unaudited Schedules of Investments as of September 30, 2016 and December 31, 2015 for details of the Fund’s portfolio holdings.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies’ exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to September 30, 2016, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

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

Performance Summary

This Report covers the three months ended September 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended September 30, 2016” and the “Three Months Ended September 30, 2015”, respectively) and the nine months ended September 30, 2016 and 2015 (hereinafter referred to as the "Nine Months Ended September 30, 2016" and the "Nine Months Ended September 30, 2015", respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three and Nine Months Ended September 30, 2016 and 2015” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three and Nine Months Ended September 30, 2016 and 2015.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three and Nine Months Ended September 30, 2016 and 2015

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position				Short Position
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
Underlying Index Currency	2016	2015	2016	2015	2016	2015	2016	2015
Norwegian Krone (NOK)	1.66%	(2.59)%	3.53%	(3.54)%	—	—	—	—
Australian Dollar (AUD)	1.10%	(2.89)%	2.13%	(4.08)%	—	—	—	—
New Zealand Dollar (NZD)	0.88%	(1.58)%	2.73%	(5.38)%	—	—	—	—
Japanese Yen (JPY)	—	—	—	—	—	—	—	0.42%
Swiss Franc (CHF)	—	—	—	—	(0.12)%	1.47%	(0.59)%	(0.60)%
Euro (EUR)	—	—	—	—	(0.38)%	(0.04)%	(0.85)%	2.22%
Swedish Krona (SEK)	—	—	—	—	0.47%	0.40%	0.81%	(1.11)%

	DBCFH-TR™ - Index Returns
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.07%	0.00%	0.21%	0.01%
DBCFH-TR™	3.68%	(5.22)%	7.98%	(12.06)%

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by the CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $37.0 million and $(8.6) million for the Nine Months Ended September 30, 2016 and 2015, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

During the Nine Months Ended September 30, 2016, $225.4 million was paid to purchase United States Treasury Obligations and $258.0 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2015, $309.6 million was paid to purchase United States Treasury Obligations and $314.6 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and Currency Futures Contracts increased (decreased) net cash provided by (used for) operating activities by $0.0 million and $(1.4) million during the Nine Months Ended September 30, 2016 and 2015, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(37.9) million and $11.6 million during the Nine Months Ended September 30, 2016 and 2015, respectively. This included $28.1 million and $90.0 million from Shares purchased by Authorized Participants and $66.0 million and $78.4 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2016 and 2015, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

THE PREDECESSOR MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS THE PREDECESSOR MANAGING OWNER, THE PREDECESSOR MANAGING OWNER AND ITS TRADING PRINCIPALS MANAGED THE DAY-TO-DAY OPERATIONS FOR THE FUND FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. IN RESPECT OF ANY PERIOD, FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION AFTER THE CLOSING DATE CAN BE ATTRIBUTED TO THE PREDECESSOR MANAGING OWNER.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Fund Share Price Performance

For the Three Months Ended September 30, 2016, the NYSE Arca market value of each Share increased 3.10% from $24.18 per Share to $24.93 per Share. The Share price low and high for the Three Months Ended September 30, 2016 and related change from the Share price on June 30, 2016 was as follows: Shares traded at a low of $24.16 per Share (-0.08%) on July 25, 2016, and a high of $24.93 per Share (+3.12%) on September 28, 2016.

For the Three Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 5.37% from $23.46 per

Share to $22.20 per Share. The Share price low and high for the Three Months Ended September 30, 2015 and related change from the Share price on June 30, 2015 was as follows: Shares traded from a low of $21.94 per Share (-6.48%) on August 24, 2015, and a high of $23.57 per Share (+0.49%) on August 7, 2015.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2016, the net asset value of each Share increased 3.48% from $24.13 per Share to $24.97 per Share. For the Three Months Ended September 30, 2016, gains in the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone and the short currency position in the Swedish Krona were partially offset by losses in the short currency positions in the Euro and Swiss Franc contributing to an overall 3.68% increase in the level of the DBCFH-TR™.

Net income (loss) for the Three Months Ended September 30, 2016, was $2.3 million, primarily resulting from net realized gain (loss) of $2.4 million and operating expenses of $0.1 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Fund Share Price Performance

For the Nine Months Ended September 30, 2016, the NYSE Arca market value of each Share increased 6.90% from $23.32 per Share to $24.93 per Share. The Share price low and high for the Nine Months Ended September 30, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $22.53 per Share (-3.39%) on January 15, 2016, and a high of $24.93 per Share (+6.93%) on September 28, 2016.

For the Nine Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 12.98% from $25.51 per Share to $22.20 per Share. The Share price low and high for the Nine Months Ended September 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded from a low of $21.94 per Share (-14.00%) on August 24, 2015, and a high of $25.64 per Share (+0.51%) on January 8, 2015.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2016, the net asset value of each Share increased 7.21% from $23.29 per Share to $24.97 per Share. For the Nine Months Ended September 30, 2016, gains in the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone and the short currency position in the Swedish Krona were partially offset by losses in the short currency positions in the Euro and Swiss Franc contributing to an overall 7.98% increase in the level of the DBCFH-TR™.

Net income (loss) for the Nine Months Ended September 30, 2016, was $4.3 million, primarily resulting from income of $0.1 million, net realized gain (loss) of $4.9 million, net change in unrealized gain (loss) of $(0.3) million and operating expenses of $0.4 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2016.

				For the Nine Months Ended
				September 30, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$54,926,345	0.47%	$595,197	7

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

				For the Year Ended
				December 31, 2015
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$88,501,643	0.57%	$1,168,060	20

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. PricewaterhouseCoopers LLP has communicated that the circumstances which called into question its independence under the Loan Rule with respect to the audits of the Invesco Fund Complex are consistent with the circumstances described in the no action letter.  PricewaterhouseCoopers LLP also concluded that its objectivity and impartiality was not impaired with respect to the planning for and execution of the Funds’ audits and that they have complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Funds relying on the no action letter. Therefore, the

Managing Owner, the Fund and PricewaterhouseCoopers LLP have concluded that PricewaterhouseCoopers LLP can continue as the Fund’s independent registered public accounting firm.  The Invesco Fund Complex intends to rely upon the no-action letter.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2016 to July 31, 2016	—	—
August 1, 2016 to August 31, 2016	—	—
September 1, 2016 to September 30, 2016	800,000	$24.70
Total	800,000	$24.70

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB G10 Currency Harvest Fund — September 30, 2016 and December 31, 2015 (Unaudited), (ii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund — September 30, 2016 (Unaudited), (iii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund — December 31, 2015 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB G10 Currency Harvest Fund — For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended September 30, 2016 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended September 30, 2015 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2016 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2015 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2016 and 2015 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB G10 Currency Harvest Fund — September 30, 2016.

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

Dated: November 7, 2016