Form 10-K
period 2016-12-31
PowerShares DB G10 Currency Harvest Fund
filed 2017-03-01
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $72,540,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2017: 1,800,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), and our other Securities and Exchange Commission (“SEC”) filings.

ii

PART I

ITEM 1.	BUSINESS

Introduction

PowerShares DB G10 Currency Harvest Fund (the “Fund”) was formed as a Delaware statutory trust on April 12, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended, (the “Trust Agreement”). The Fund has an unlimited number of Shares authorized for issuance.  The fiscal year end of the Fund is December 31st.

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

On February 23, 2015 (the “Closing Date”) Invesco PowerShares Capital Management LLC (“Invesco”) completed the purchase of the assets of DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), including all of its interest in the Fund, including the sole and exclusive power to direct the business and affairs of the Fund, as well as certain other assets pertaining to the management of the Fund, pursuant to the terms and conditions of a certain asset purchase agreement (the “Transaction”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).

As of the date of this Annual Report on Form 10-K (the “Report”), each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement and are the only Authorized Participants.

Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™, (the “Index”), over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations (“Treasury Income”) and dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) over the expenses of the Fund. For the avoidance of doubt, the Fund may hold United States Treasury Obligations and money market mutual funds (affiliated or otherwise) for margin and/or cash management purposes.

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

The following table reflects the Fund and Index weights of each Index Currency as of December 31, 2016:

Eligible Index Currency	Fund Weight (%)	Index Weight
United States Dollar	—	—
Euro	(32.65)%	(34.23)%
Japanese Yen	—	—
Canadian Dollar	—	—
Swiss Franc	(32.59)%	(34.20)%
British Pound	—	—
Australian Dollar	32.00%	33.57%
New Zealand Dollar	32.35%	33.88%
Norwegian Krone	32.43%	34.17%
Swedish Krona	(33.42)%	(34.94)%

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

As discussed above, the Fund employs leverage on an approximate 2:1 basis. As of December 31, 2016 and 2015, the Fund had $2,787,687 (or 5.57% of its total assets) and $7,415,075 (or 8.37%  of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker (as defined below). Of this, $2,787,687 (or 5.57% of its total assets) and $6,999,620 (or 7.90% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of December 31, 2016 and 2015, respectively. All remaining cash, money market mutual funds and United States Treasury Obligations are on deposit with the Custodian (as defined below) for cash management purposes. For additional information, please see the Schedules of Investments as of December 31, 2016 and 2015 for details of the Fund’s portfolio holdings.

The Index Sponsor calculates the Index on both an excess return basis and a total return basis. The excess return basis calculation reflects the change in market value of the applicable underlying currency futures only. The total return basis calculation reflects the sum of the change in market value of the applicable underlying currency futures plus the return on 3-month U.S. Treasury bills. The Fund seeks to track changes, whether positive or negative, in the level of the Index calculated on an excess return basis, over time, plus the excess, if any, of the Fund’s Treasury Income and Money Market Income over the expenses of the Fund. For the avoidance of doubt, the Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

The Fund will make distributions at the discretion of the Managing Owner. To the extent that the Fund’s actual and projected Treasury Income and Money Market Income exceeds the actual and projected fees and expenses of the Fund, the Managing Owner expects periodically to make distributions of the amount of such excess. The Fund currently does not expect to make distributions with respect to its capital gains. Depending on the Fund’s performance for the taxable year and an investor’s own tax situation for such year, an investor’s income tax liability for the taxable year and allocable share of the Fund’s net ordinary income or loss and capital gain or loss may exceed any distributions an investor may receive with respect to such year.

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies’ exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to December 31, 2016, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

To track the Index, the Fund generally will establish long futures positions in the three Eligible Index Currencies associated with the highest interest rates and short futures positions in the three Eligible Index Currencies associated with the lowest interest rates and will adjust its holdings quarterly as the Index is adjusted. However, if the United States Dollar (“USD”) is among the Index Currencies from time-to-time, the Fund will not establish a long or short futures position (as the case may be) in USD, because USD is the Fund’s home currency and, as a consequence, the Fund can never enjoy profit or suffer loss from long or short futures positions in USD. When the USD is not associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be double the value of the Fund’s holdings of United States Treasury Obligations and money market mutual funds, which means the Fund will have a leverage ratio at such time of 2:1. If the USD is associated with the highest or lowest interest rates among the Eligible Index Currencies, the aggregate notional value of the Fund’s futures contracts at the time they are established will be approximately 1.66 times the value of the Fund’s holdings of United States Treasury Obligations and money market mutual funds, which means the Fund will have a leverage ratio at such time of approximately 1.66:1.  Holding futures positions with a notional amount in excess of the Fund’s net asset value constitutes a form of leverage. The use of leverage will increase the potential for both trading profits and losses, depending on the changes, positive and negative, in the Index. The Fund’s ability to track the Index will not be affected by the presence or absence of the USD among the Index Currencies. Because the notional value of the Fund’s futures positions and holdings of United States Treasury Obligations and money market mutual funds can rise or fall over time, the leverage ratio could be higher or lower between quarterly adjustments of the Index Currencies.

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

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Fund (the “Trustee”) has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreement, the Managing Owner, from the assets of the Fund, will indemnify the Trustee for any liability or expense relating to the ongoing operations and termination of the Fund incurred without gross negligence or willful misconduct of the Trustee.

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

The Fund may, for cash management purposes, invest in money market mutual funds that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund may incur through such investment is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds through June 20, 2018.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without gross negligence or willful misconduct.

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, is the commodity trading advisor of the Trust and Fund and is an affiliate of the Managing Owner. The Managing Owner may utilize the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers receives no compensation for providing this service.

The Commodity Broker

Effective November 25, 2016, Morgan Stanley & Co. LLC became the Fund’s clearing broker (the “Commodity Broker”). A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. Prior to November 25, 2016, Deutsche Bank Securities Inc. served as the Fund’s clearing broker (the “Predecessor Commodity Broker”).

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker since November 25, 2016 and the Predecessor Commodity Broker for the period prior to November 25, 2016, were less than $6.00, $6.00 and $10.00 per round-turn trade1 for the Years Ended December 31, 2016, 2015 and 2014, respectively.

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

The Managing Owner pays the Administrator administrative service fees out of the Management Fee.

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

The Distributor

Effective June 20, 2016, Invesco Distributors, Inc. became the Fund’s distributor (the “Distributor”) and began providing certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials. Prior to June 20, 2016, ALPS Distributors, Inc. provided distribution services to the Fund.

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

The Shares are designed to reflect as closely as possible the changes, whether positive or negative, in the level of the Index, over time, through the Fund’s portfolio of exchange traded futures contracts on the Index Currencies. The value of the Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the Index Currencies may fluctuate widely. Several factors may affect the prices of the Index Currencies, including, but not limited to:

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

The net asset value per Share will change as fluctuations occur in the market value of its portfolio. Investors should be aware that the public trading price of a Basket may be different from the net asset value of a Basket (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket) and similarly the public trading price per Share may be different from its net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to, the same forces influencing the prices of the Index Currencies trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time to time as Baskets are created and redeemed.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the closing levels of the Index due to disruptions in the markets for the Index Currencies or due to other extraordinary circumstances.  In addition, the Fund is not able to replicate exactly the changes in the closing levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by Treasury Income from its holding of United States Treasury Securities and Money Market Income from its holding of money market mutual funds (affiliated or otherwise) held for margin and cash management purposes.  Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The Fund is Not Actively Managed and Will Track the Index During Periods in Which the Index Is Flat or Declining as well as when the Index Is Rising.

The Fund is not actively managed by traditional methods. For example, if the positions in any one or more of the Index Currencies are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner will seek to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBV”. Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in the Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

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

The Managing Owner manages a number of exchange-traded funds that use financial futures as part of their investment strategy and, only for a limited time, has actively managed an exchange-traded fund related to a broad-based futures index. The past performance of these funds is no indication of the Managing Owner’s ability to manage exchange-traded investment vehicles that track an index such as the Fund. There can be no assurance that the Managing Owner will be able to cause the net asset value per Share of the Fund to closely track the changes in the Index levels. If the experience of the Managing Owner and its principals is not relatively adequate or suitable to manage investment vehicles such as the Fund, the operations of the Fund may be adversely affected.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	9.99%
Average rolling 3 month daily volatility	8.78%
Monthly return volatility	8.92%
Average annual volatility	9.12%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1993***	8.67%
1994	4.97%
1995	13.93%
1996	7.01%
1997	7.73%
1998	8.90%
1999	5.70%
2000	6.17%
2001	5.37%
2002	7.45%
2003	6.69%
2004	7.90%
2005	5.41%
2006	7.10%
2007	10.95%
2008	21.86%
2009	17.10%
2010	12.86%
2011	13.58%
2012	7.00%
2013	8.12%
2014	5.79%
2015	10.87%
2016*	7.78%

*	For the year ended December 31, 2016. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.
**	Volatility, for these purposes, means the following:

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability.  Such fees and expenses include asset-based fees of 0.75% per annum.  Additional charges include brokerage fees of approximately 0.05% per annum in the aggregate and selling commissions.  For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation.  The Fund is expected to earn Treasury Income equal to 0.49% per annum, based upon the yield of 3-month United States Treasury Securities as of January 31, 2017, or a maximum of $0.12 per annum per Share at $25.00 as the NAV per Share.  The Fund is also expected to earn Money Market Income equal to 0.45% per annum as of January 31, 2017, or a maximum of $0.11 per annum per Share at $25.00 as the NAV per Share.  Because the Fund’s current Treasury Income and/or Money Market Income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the sum of the Fund’s Treasury Income, and/or Money Market Income and its fees and expenses in order to break-even.  If the aggregate of the Fund’s performance from its holding of futures contracts plus its Treasury Income and/or Money Market Income (earned from its margin and cash management function) do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Fund could, over time, result in losses to your investment therein.  You may never achieve profits, significant or otherwise.

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

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption order settlement date, for (1)  any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant and the Managing Owner, either in its own capacity or in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

Historically, currency futures’ returns have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although currency futures trading can provide a diversification benefit to investor portfolios because of its low to negative correlation with other financial assets, the fact that the Index is not 100% negatively correlated with financial assets such as stocks and bonds means that the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice versa. If the Shares perform in a manner that correlates with the general financial markets or do not perform successfully, you will obtain no diversification benefits by investing in the Shares and the Shares may produce no gains to offset your losses from other investments.

Shareholders Will Not Have the Protections Associated With Ownership of Shares in an Investment Company Registered Under the Investment Company Act of 1940.

The Fund is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. Consequently, Shareholders will not have the regulatory protections provided to investors in registered and regulated investment companies.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner, various commodity futures brokers, Authorized Participants and Invesco Distributors.  The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund.  As a result of these and other relationships, parties involved with the Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Shareholders.  For example, if the Fund invests in affiliated money market mutual funds for cash management purposes, the Managing Owner may select affiliated money market mutual funds that may pay dividends that are lower than non-affiliated money market mutual funds.  The Managing Owner has not established any formal procedure to resolve conflicts of interest.  Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably.  Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

The Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Because the Managing Owner and Invesco Distributors are affiliates, the Managing Owner has a disincentive to replace Invesco Distributors.  Furthermore, the Managing Owner did not conduct an arm’s length negotiation with respect to Invesco Distributors.

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

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships.  The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements.  It is possible that the United States Internal Revenue Service, or the IRS, will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended, or the Code and/or Treasury Regulations and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

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

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

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

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel has been appointed to represent you in connection with the Fund’s continuous offering of the Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

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

The Fund may Potentially Lose Money on its Holdings of Money Market Mutual Funds.

The Fund may invest in government money market funds for which the applicable board of directors/trustees has not chosen to rely on the ability to impose fees on shareholder redemptions (“liquidity fees”) or temporarily to suspend redemption privileges (“gates”) if the government money market fund’s weekly liquid assets fall below a certain threshold.  Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and the Fund may lose money by investing in a government money market fund for cash management or other purposes. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  The share price of a government money market fund can fall below the $1.00 share price. The Fund cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Due to the Increased use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Fund is susceptible to operational and information security risks.  In general, cyber incidents can result from deliberate attacks or unintentional events.  Cyber attacks include, but are not limited to gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.  Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites.  Cyber security failures or breaches of the Fund’s third party service providers (including, but not limited to, Index Sponsor, the Administrator and transfer agent) or the issuers of the money market mutual funds in which the Fund invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.  In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.  The Fund and its shareholders could be negatively impacted as a result.  While the Managing Owner has established business continuity plans and systems to prevent such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified.  Furthermore, the Fund cannot control the cyber security plans and systems put in place by Fund’s third party service providers.  Cyber attacks may also cause disruptions to the futures exchanges and clearinghouses through which the Fund invests in exchange-traded futures contracts, resulting in disruptions to the Fund’s investment objectives and resulting in financial losses.

The Fund is Subject to Extensive Regulatory Reporting and Compliance.

The Fund is subject to changing regulation of corporate governance and public disclosure that have increased the Fund’s risk of noncompliance.

Because the Shares are publicly traded, the Fund is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC, the CFTC, NFA and NYSE-ARCA, have in recent years issued new requirements and regulations, most notably the Sarbanes-Oxley Act of 2002.  From time to time, since the adoption of the Sarbanes-Oxley Act of 2002, these authorities have continued to develop additional regulations or interpretations of existing regulations.  The Fund’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from focusing on Fund management to compliance related activities.

The Fund is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control system is designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective may provide only reasonable assurance with respect to financial statement preparation and presentation.

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP’s Independence Could Have Potentially Adverse Consequences for the Fund.

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

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Fund as well as all registered investment companies advised by the Managing Owner and its affiliates, including other subsidiaries of the Managing Owner’s parent company, Invesco Ltd. (collectively, the Invesco Fund Complex). PricewaterhouseCoopers LLP informed the Fund it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Funds’ financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Fund’s relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Fund’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. In addition, the SEC has indicated that the no-action relief will expire 18 months from its issuance after which the Invesco Funds will no longer be able to rely on the letter unless its term is extended or made permanent by the SEC Staff.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury Obligations and money market mutual funds. The Managing Owner’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, IL 60515.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2016	$23.67	$22.53
June 30, 2016	$24.18	$23.03
September 30, 2016	$24.93	$24.16
December 31, 2016	$25.66	$24.79

Quarter ended	High	Low
March 31, 2015	$25.64	$23.84
June 30, 2015	$25.62	$23.29
September 30, 2015	$23.57	$21.94
December 31, 2015	$23.83	$22.28

Holders

As of December 31, 2016, the Fund had 68 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2016 or for the Year Ended December 31, 2015.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended December 31, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2016 to October 31, 2016	1,400,000	$24.86
November 1, 2016 to November 30, 2016	800,000	$25.40
December 1, 2016 to December 31, 2016	200,000	$25.43

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2016, 2015, 2014, 2013 and 2012 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report. The Fund commenced investment operations on September 15, 2006.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Income (a)	$171,479	$26,162	$41,520	$151,375	$217,437
Net investment income (loss)	$(346,854)	$(755,737)	$(964,671)	$(2,142,945)	$(2,369,852)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$4,364,069	$(8,955,310)	$3,368,359	$(6,004,202)	$29,252,885
Net Income (Loss)	$4,017,215	$(9,711,047)	$2,403,688	$(8,147,147)	$26,883,033
Net Income (Loss) per Share	$1.60	$(2.16)	$0.03	$(0.73)	$2.32
Net increase (decrease) in cash	$(4,652,970)	$1,767,435	$(2,196,131)	$(21,122,272)	$22,250,989

(a)	Income for the years ended December 31, 2014 and prior includes interest expense on overdraft balances. These amounts are included in Interest Expense for the years ended December 31, 2015 and 2016.
	As of December 31,
	2016	2015	2014	2013	2012
Total Assets	$50,024,505	$88,562,857	$86,606,279	$203,291,139	$345,338,679
Shares NAV	$24.89	$23.29	$25.45	$25.42	$26.15
General Shares NAV	$24.89	$23.29	$25.45	$25.42	$26.15

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Income	$42,337	$31,984	$46,118	$51,040
Net investment income (loss)	$(127,484)	$(78,906)	$(90,464)	$(50,000)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$760,836	$1,473,719	$2,386,732	$(257,218)
Net Income/(loss)	$633,352	$1,394,813	$2,296,268	$(307,218)
Increase/(decrease) in Net Asset Value	$(4,066,257)	$(12,045,758)	$(17,463,283)	$(5,146,253)
Net Income (loss) per Share	$0.16	$0.68	$0.84	$(0.08)

	For the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Income	$4,819	$6,078	$5,927	$9,338
Net investment income (loss)	$(185,927)	$(237,217)	$(163,124)	$(169,469)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(2,701,199)	$(5,783,208)	$(4,676,982)	$4,206,079
Net Income/(loss)	$(2,887,126)	$(6,020,425)	$(4,840,106)	$4,036,610
Increase/(decrease) in Net Asset Value	$52,445,379	$(49,737,967)	$(4,840,106)	$4,089,992
Net Income (loss) per Share	$(0.63)	$(1.33)	$(1.28)	$1.08

 ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report on Form 10-K (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results.  The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB G10 Currency Harvest Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

PowerShares DB G10 Currency Harvest Fund (the “Fund”) seeks to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”) and dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) over the expenses of the Fund. The Index is designed to reflect the return from investing on a 2:1 leveraged basis in long currency futures positions for certain currencies associated with relatively high yielding interest rates and in short currency futures positions for certain currencies associated with relatively low yielding interest rates.

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

On February 23, 2015 (the “Closing Date”), Invesco PowerShares Capital Management LLC (“Invesco”) completed the purchase of the assets of DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), including all of its interests in the Fund and the sole and exclusive power to direct the business and affairs of the Fund, as well as certain other assets pertaining to the management of the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).  Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).

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

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended, (the “Trust Agreement”), Wilmington Trust Company, the trustee of the Fund, (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the three months ended December 31, 2016, 2015 and 2014 (herein referred to as the “Three Months Ended December 31, 2016”, the “Three Months Ended December 31, 2015”, and the “Three Months Ended December 31, 2014”, respectively), and the years ended December 31, 2016, 2015 and 2014 (herein referred to as the “Year Ended December 31, 2016”, the “Year Ended December 31, 2015”, and the “Year Ended December 31, 2014”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on September 18, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2016, 2015 and 2014 and the Years Ended December 31, 2016, 2015 and 2014” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

The following chart highlights the results of the DBCFH-TR™ for the Three Months Ended December 31, 2016, 2015 and 2014 and the Years Ended December 31, 2016, 2015 and 2014.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended December 31, 2016, 2015 and 2014 and the Years Ended December 31, 2016, 2015 and 2014

	AGGREGATE RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
	Three Months Ended December 31,			Three Months Ended December 31,
Underlying Currency Index[1]	2016	2015	2014	2016	2015	2014
Australian Dollar (AUD)	(1.77)%	1.38%	(1.98)%	—	—	—
New Zealand Dollar (NZD)	(1.35)%	2.33%	0.32%	—	—	—
Japanese Yen (JPY)	—	—	—	—	—	2.86%
Swiss Franc (CHF)	—	—	—	1.55%	0.52%	1.32%
Norwegian Krone (NOK)	(2.26)%	(0.52)%	(4.77)%	—	—	—
Euro (EUR)	—	—	—	1.98%	0.73%	1.41%
Swedish Krona (SEK)	—	—	—	1.71%	0.64%	—

	DBCFH-TR™ - Index Returns
	Three Months Ended December 31,
	2016	2015	2014
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.10%	0.00%	0.00%
DBCFH-TR™	(0.04)%	5.10%	(0.83)%

	AGGREGATE RETURNS FOR INDEX IN THE DBCFH-TR™
	Long Position			Short Position
	Years Ended December 31,			Years Ended December 31,
Underlying Currency Index[1]	2016	2015	2014	2016	2015	2014
Australian Dollar (AUD)	0.05%	(2.44)%	(1.99)%	—	—	—
New Zealand Dollar (NZD)	1.14%	(3.97)%	(0.77)%	—	—	—
Japanese Yen (JPY)	—	—	—	—	—	4.23%
Swiss Franc (CHF)	—	—	—	1.24%	(0.21)%	3.73%
Norwegian Krone (NOK)	0.87%	(1.57)%	(6.24)%	—	—	—
Euro (EUR)	—	—	—	1.48%	1.25%	1.96%
Swedish Krona (SEK)	—	—	—	2.82%	(0.98)%	—

	DBCFH-TR™ - Index Returns
	Years Ended December 31,
	2016	2015	2014
3 MONTH UNITED STATES TREASURY OBLIGATIONS	0.31%	0.01%	0.03%
DBCFH-TR™	7.94%	(7.58)%	0.93%

1

Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended December 31, 2016, 2015 and 2014 and Years Ended December 31, 2016, 2015 and 2014, the Index (as per its rules) did not include a long or short USD futures position.

If the Fund’s Treasury Income and Money Market Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBCFH-TR™. The only difference between the Index and the DBCFH-TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBCFH-TR™ does include such a component. Thus, the difference between the Index and the DBCFH-TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s Treasury Income and Money Market Income exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its Treasury Income and Money Market Income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBCFH-TR™. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income and Money Market Income, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Cash Flows

A primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and money market mutual funds and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $38.1 million, $(9.9) million and $106.8 million, during the Years Ended December 31, 2016, 2015 and 2014, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

During the Year Ended December 31, 2016, $284.3 million was paid to purchase United States Treasury Obligations and $324.0 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2015, $413.6 million was paid to purchase United States Treasury Obligations and $413.1 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2014, $504.0 million was paid to purchase United States Treasury Obligations and $607.0 million was received from sales and maturing United States Treasury Obligations. $(6.1) million was received (paid) from (for) net sales (purchases) of money market mutual funds during the Year Ended December 31, 2016. The Fund had no money market mutual fund holdings during the Years Ended December 31, 2015 and 2014, respectively. Unrealized appreciation/depreciation on United States Treasury Obligations and Currency Futures Contracts increased (decreased) net cash by $0.0 million, $(0.7) million and $1.5 million during the Years Ended December 31, 2016, 2015 and 2014, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(42.7) million, $11.7 million and $(109.0) million during the Years Ended December 31, 2016, 2015 and 2014, respectively. This included $83.5 million, $94.6 million and $51.9 million from the sale of Shares to Authorized Participants and $126.2 million, $82.9 million and $160.9 million from Shares redeemed by Authorized Participants during the Years Ended December 31, 2016, 2015 and 2014, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

The Fund seeks to track changes in the closing levels of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ (the “Index”), over time, plus the excess, if any, of the Fund’s Treasury Income and Money Market Income over the expenses of the Fund. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DB G10 Currency Future Harvest Index ER”). Whenever the Treasury Income and Money Market Income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects Treasury Income and Money Market Income from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the Index Currencies. The “TR” version of the

Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Currencies, which may compel the Fund to trade futures or other instruments that are not the Index Currencies as proxies for the Index Currencies. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The Money Market Income, if any, is not taken into account when determining the performance of the Index and, therefore, it may also contribute to those discrepancies. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to discrepancies.  Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income from the Fund’s holdings of United States Treasury Obligations could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and together with the dividends could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not Index Currencies as proxies for the Index Currencies could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF MARKET, NAV AND DB G10 CURRENCY FUTURE HARVEST INDEX ER

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Fund Share Price Performance

For the Year Ended December 31, 2016, the NYSE Arca market value of each Share increased 6.69% from $23.32 per Share to $24.88 per Share. The Share price low and high for the Year Ended December 31, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $22.53 per Share (-3.39%) on January 15, 2016 and a high of $25.66 per Share (10.04%) on November 8, 2016. No distributions were paid to Shareholders during the Year Ended December 31, 2016. Therefore, the total return for the Fund on a market value basis, was +6.69%.

For the Year Ended December 31, 2015, the NYSE Arca market value of each Share decreased 8.59% from $25.51 per Share to $23.32 per Share. The Share price high and low for the Year Ended December 31, 2015 and related change from the Share price from December 31, 2014 was as follows: Shares traded at a high of $25.64 per Share (+0.51%) on January 8, 2015 and a low of $21.94 per Share (-14.00%) on August 24, 2015. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis, was -8.59%.

For the Year Ended December 31, 2014, the NYSE Arca market value of each Share increased 0.47% from $25.42 per Share to $25.54 per Share. The Share price high and low for the Year Ended December 31, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded at a high of $26.36 per Share (+3.70%) on June 18, 2014 and a low of $24.69 per Share (-2.87%) on December 16, 2014. No distributions were paid to Shareholders during the Year Ended December 31, 2014. Therefore, the total return for the Fund on a market value basis was +0.47%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2016, the net asset value of each Share increased 6.87% from $23.29 per Share to $24.89 per Share. For the Year Ended December 31, 2016, gains in the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone along with gains in the short index currency positions in the Euro, Swedish Krona and Swiss Franc, contributed to an overall 7.94% increase in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2016. Therefore, the total return for the Fund on a net asset value basis, was +6.87%.

Net income (loss) for the Year Ended December 31, 2016 was $4.0 million, primarily resulting from income of $0.2 million, net realized gain (loss) of $6.9 million, net change in unrealized gain (loss) of $(2.6) million and operating expenses of $0.5 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016, 2015 AND 2014

Fund Share Price Performance

For the Three Months Ended December 31, 2016, the NYSE Arca market value of each Share decreased 0.20% from $24.93 per Share to $24.88 per Share. The Share price low and high for the Three Months Ended December 31, 2016 and related change from the Share price on September 30, 2016 was as follows: Shares traded at a low of $24.79 per Share (-0.58%) on October 7, 2016 and a high of $25.66 per Share (2.91%) on November 8, 2016. The Fund did not make a distribution to Shareholders during the Three Months Ended December 31, 2016. Therefore, the total return for the Fund on a market value basis, was -0.20%.

For the Three Months Ended December 31, 2015, the NYSE Arca market value of each Share increased 5.04% from $22.20 per Share to $23.32 per Share. The Share price low and high for the Three Months Ended December 31, 2015 and related change from the Share price on September 30, 2015 was as follows: Shares traded at a low of $22.28 per Share (+0.34%) on October 1, 2015 and a high of $23.83 per Share (+7.34%) on December 1, 2015. The Fund did not make a distribution to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund on a market value basis, was +5.04%.

For the Three Months Ended December 31, 2014, the NYSE Arca market value of each Share decreased 0.62% from $25.70 per Share to $25.54 per Share. The Share price high and low for the Three Months Ended December 31, 2014 and related change from the Share price on September 30, 2014 was as follows: Shares traded at a high of $26.20 per Share (+1.95%) on November 21, 2014 and a low of $24.69 per Share (-3.93%) on December 16, 2014. The Fund did not make a distribution to Shareholders during the Three Months Ended December 31, 2014. Therefore, the total return for the Fund on a market value basis, was -0.62%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2016, the net asset value of each Share decreased 0.32% from $24.97 per Share to $24.89 per Share. For the Three Months Ended December 31, 2016, losses of the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone were partially offset by gains of the short index currency position in the Euro, Swedish Krona and Swiss Franc, contributing to an overall 0.04% decrease in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2016. Therefore, the total return for the Fund on a net asset value basis, was -0.32%.

Net income (loss) for the Three Months Ended December 31, 2016, was $(0.3) million, primarily resulting from income of $0.1 million, net realized gain (loss) of $2.0 million, net change in unrealized gain (loss) of $(2.3) million and operating expenses of $0.1 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”), respectively. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.  Since the Closing Date and up to November 25, 2016, the Predecessor Commodity Broker served as the Fund’s futures clearing broker, and all commission accruals from the Closing Date up to November 25, 2016 have been paid to the Predecessor Commodity Broker.  Since November 25, 2016, all commission accruals have been paid to the Commodity Broker.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2016 Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$49,780,092	0.41%	$472,690	14

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2015 Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$88,501,643	0.57%	$1,168,060	20

*

The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations and money market mutual funds. The market risk represented by these investments is expected to be immaterial.

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

We, Daniel Draper, Principal Executive Officer, and Steven Hill, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2016.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2016, as stated in their report on page 41 of the Fund’s Annual Report on Form 10-K.

By:	/S/ DANIEL DRAPER
Name:	Daniel Draper
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ STEVEN HILL
Name:	Steven Hill
Title:	Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner

February 27, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of the PowerShares DB G10 Currency Harvest Fund:

In our opinion, the accompanying statements of financial condition, including the schedules of investments, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of PowerShares DB G10 Currency Harvest Fund (the “Fund”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Fund's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Fund's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2017

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

December 31, 2016 and 2015

	December 31,
	2016	2015
Assets
United States Treasury Obligations, at value (cost $43,946,967 and $83,493,192, respectively)	$43,942,608	$83,494,432
Affiliated investments, at value and cost	6,080,476	—
Total Investments, at value (cost $50,027,443 and $83,493,192, respectively)	50,023,084	83,494,432
Cash held by custodian	—	4,652,970
Receivable for:
Variation margin	—	415,455
Dividends from affiliates	1,421	—
Total assets	$50,024,505	$88,562,857
Liabilities
Variation margin	208,113	—
Management fee	31,300	56,215
Brokerage commissions and fees	5,000	4,999
Total liabilities	244,413	61,214
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	996	932
Shareholders' equity—Shares	49,779,096	88,500,711
Total shareholders' equity	49,780,092	88,501,643
Total liabilities and equity	$50,024,505	$88,562,857
General Shares outstanding	40	40
Shares outstanding	2,000,000	3,800,000

Net asset value per share	$24.89	$23.29

Market value per share	$24.88	$23.32

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2016

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.490% due January 19, 2017	4.02%	$1,999,638	$2,000,000
U.S. Treasury Bills, 0.490% due March 2, 2017	14.05	6,994,645	7,000,000
U.S. Treasury Bills, 0.530% due April 6, 2017 (b)	60.18	29,959,560	30,000,000
U.S. Treasury Bills, 0.625% due May 18, 2017	10.02	4,988,765	5,000,000
Total United States Treasury Obligations (cost $43,946,967)	88.27%	$43,942,608
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio- Institutional Class, 0.41% (c)	12.22%	$6,080,476	6,080,476
(cost $6,080,476)
Total Investments (cost $50,027,443)	100.49%	$50,023,084

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $2,995,800 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2016.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(d)	Notional Value
Currency Futures Contracts - Long (CME)
Australian Dollar (232 contracts, settlement date March 13, 2017)	(0.52)%	$(257,327)	$16,708,640
New Zealand Dollar (244 contracts, settlement date March 13, 2017)	(0.24)	(122,829)	16,894,560
Norwegian Krone (73 contracts, settlement date March 13, 2017)	0.19	95,910	16,931,620
Total Currency Futures Contracts - Long	(0.57)%	$(284,246)	$50,534,820
Currency Futures Contracts - Short (CME)
Euro (129 contracts, settlement date March 13, 2017)	(0.32)%	$(158,769)	$(17,050,575)
Swedish Krona (79 contracts, settlement date March 13, 2017)	(1.07)	(531,568)	(17,451,100)
Swiss Franc (138 contracts, settlement date March 13, 2017)	(0.31)	(157,686)	(17,018,850)
Total Currency Futures Contracts - Short	(1.70)%	(848,023)	(51,520,525)
Total Currency Futures Contracts	(2.27)%	$(1,132,269)	$(985,705)

(d)	Unrealized appreciation/(depreciation) is presented above, net by contract.

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

PowerShares DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income
Interest Income	$166,144	$26,162	$41,520
Dividends from Affiliates	5,335	—	—
Total Income	171,479	26,162	41,520
Expenses
Management Fee	486,756	733,413	935,270
Brokerage Commissions and Fees	32,918	46,017	70,921
Interest Expense (a)	1,140	2,469	—
Total Expenses	520,814	781,899	1,006,191
Less: Waivers	(2,481)	—	—
Net Expenses	518,333	781,899	1,006,191
Net Investment Income (Loss)	(346,854)	(755,737)	(964,671)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	1,566	1,162	3,296
Currency Futures Contracts	6,913,029	(9,647,822)	4,863,330
Net Realized Gain (Loss)	6,914,595	(9,646,660)	4,866,626
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(5,599)	803	(4,795)
Currency Futures Contracts	(2,544,927)	690,547	(1,493,472)
Net Change in Unrealized Gain (Loss)	(2,550,526)	691,350	(1,498,267)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts	4,364,069	(8,955,310)	3,368,359
Net Income (Loss)	$4,017,215	$(9,711,047)	$2,403,688

(a)	Interest Expense for the years ended December 31, 2016 and 2015 represents interest expense on overdraft balances. These amounts are included in Interest Income for the year ended December 31, 2014.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2016

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$932	3,800,000	$88,500,711	$88,501,643
Purchases of Shares			3,400,000	83,475,505	83,475,505
Redemption of Shares			(5,200,000)	(126,214,271)	(126,214,271)
Net Increase (Decrease) due to Share Transactions			(1,800,000)	(42,738,766)	(42,738,766)
Net Income (Loss)
Net Investment Income (Loss)		(5)		(346,849)	(346,854)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		110		6,914,485	6,914,595
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(41)		(2,550,485)	(2,550,526)
Net Income (Loss)		64		4,017,151	4,017,215
Net Change in Shareholders' Equity	—	64	(1,800,000)	(38,721,615)	(38,721,551)
Balance at December 31, 2016	40	$996	2,000,000	$49,779,096	$49,780,092

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2015	40	$1,018	3,400,000	$86,543,327	$86,544,345
Purchases of Shares			3,800,000	94,606,560	94,606,560
Redemption of Shares			(3,400,000)	(82,938,215)	(82,938,215)
Net Increase (Decrease) due to Share Transactions			400,000	11,668,345	11,668,345
Net Income (Loss)
Net Investment Income (Loss)		(7)		(755,730)	(755,737)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(85)		(9,646,575)	(9,646,660)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		6		691,344	691,350
Net Income (Loss)		(86)		(9,710,961)	(9,711,047)
Net Change in Shareholders' Equity	—	(86)	400,000	1,957,384	1,957,298
Balance at December 31, 2015	40	$932	3,800,000	$88,500,711	$88,501,643

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2014	40	$1,017	7,600,000	$193,161,523	$193,162,540
Purchases of Shares			2,000,000	51,883,757	51,883,757
Redemption of Shares			(6,200,000)	(160,905,640)	(160,905,640)
Net Increase (Decrease) due to Share Transactions			(4,200,000)	(109,021,883)	(109,021,883)
Net Income (Loss)
Net Investment Income (Loss)		—		(964,671)	(964,671)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		2		4,866,624	4,866,626
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(1)		(1,498,266)	(1,498,267)
Net Income (Loss)		1		2,403,687	2,403,688
Net Change in Shareholders' Equity	—	1	(4,200,000)	(106,618,196)	(106,618,195)
Balance at December 31, 2014	40	$1,018	3,400,000	$86,543,327	$86,544,345

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net Income (Loss)	$4,017,215	$(9,711,047)	$2,403,688
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(284,252,978)	(413,566,736)	(503,960,190)
Proceeds from securities sold and matured	323,966,913	413,099,064	606,997,133
Net sales (purchases) of affiliated investments	(6,080,476)	—	—
Net accretion of discount on United States Treasury Obligations	(166,144)	(26,162)	(41,542)
Net realized (gain) loss on United States Treasury Obligations	(1,566)	(1,162)	(3,296)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	5,599	(691,350)	1,498,267
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	(646,429)	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	2,059,087	—
Change in operating receivables and liabilities:
Variation margin	623,568	(415,455)	—
Dividends from affiliates	(1,421)	—	—
Management fee	(24,915)	(507)	(72,487)
Brokerage commissions and fees	1	(213)	4,179
Net cash provided by (used for) operating activities	38,085,796	(9,900,910)	106,825,752
Cash flows from financing activities:
Proceeds from purchases of Shares	83,475,505	94,606,560	51,883,757
Redemption of Shares	(126,214,271)	(82,938,215)	(160,905,640)
Net cash provided by (used for) financing activities	(42,738,766)	11,668,345	(109,021,883)
Net change in cash	(4,652,970)	1,767,435	(2,196,131)
Cash at beginning of year (a)(b)	4,652,970	2,885,535	5,081,666
Cash at end of year (a)(b)	$—	$4,652,970	$2,885,535
Supplemental disclosure of cash flow information
Cash paid for interest	$1,140	$2,469	$21

(a)	Cash at December 31, 2014 and prior reflects cash held by the Predecessor Commodity Broker.
(b)	Cash at December 31, 2015 reflects cash held by the Custodian.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Financial Statements

December 31, 2016

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

This Annual Report (the “Report”) covers the years ended December 31, 2016, 2015 and 2014 (herein referred to as the “Year Ended December 31, 2016”, the “Year Ended December 31, 2015” and the “Year Ended December 31, 2014”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

(3) Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™, (the “Index”), over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations (“Treasury Income”) and dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) over the expenses of the Fund. For the avoidance of doubt, the Fund may hold United States Treasury Obligations and money market mutual funds (affiliated or otherwise) for margin and/or cash management purposes.

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

The Fund may, for cash management purposes, invest in money market mutual funds that are managed by an affiliate of the Managing Owner. The indirect portion of the management fee that the Fund may incur through such investment is in addition to the Management Fee paid to the Managing Owner.  The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds through June 20, 2018. Through June 20, 2018, the Managing Owner has contractually agreed to waive a portion of the Fund’s management fee in an amount equal to 100% of the net advisory fees an affiliate of the Managing Owner receives that are attributable to the Fund’s investments in money market mutual funds managed by that affiliate.   The Managing Owner cannot discontinue this waiver prior to its expiration.

The Managing Owner waived fees of $2,481 for the Year Ended December 31, 2016.

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, is the commodity trading advisor of the Fund and is an affiliate of the Managing Owner. The Managing Owner may utilize the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers receives no compensation for providing this service.

The Commodity Broker

Effective November 25, 2016 Morgan Stanley & Co. LLC became the Fund’s (the “Commodity Broker”). A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. Prior to November 25, 2016, Deutsche Bank Securities Inc. served as the Fund’s clearing broker.

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

As of December 31, 2014, the Fund held $2,885,535 of cash and $82,998,633 of United States Treasury Obligations at the Predecessor Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $3,000,000 of cash and $49,999,400 of United States Treasury Obligations from the Predecessor Commodity Broker to the Custodian. The Fund’s open positions of currency futures contracts remained with the Predecessor Commodity Broker as well as $20,000,000 of United States Treasury Obligations to satisfy maintenance margin requirements and $646,429 of cash to satisfy variation margin requirements for open currency futures contracts. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Predecessor Commodity Broker to satisfy the previous day’s variation margin on open futures contracts.

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

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$43,942,608	$—	$43,942,608
Money Market Mutual Fund	6,080,476	—	—	6,080,476
	6,080,476	43,942,608	—	50,023,084
Currency Futures Contracts (a)	(1,132,269)	—	—	(1,132,269)
Total Investments	$4,948,207	$43,942,608	$—	$48,890,815

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$83,494,432	$—	$83,494,432
Currency Futures Contracts (a)	1,412,658	—	—	1,412,658
Total Investments	$1,412,658	$83,494,432	$—	$84,907,090

(a)	Unrealized appreciation (depreciation).

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

The Fund’s remaining cash, United States Treasury Obligations and money market mutual fund holdings are on deposit with its Custodian. The Fund is permitted to temporarily carry a negative or overdrawn balance in its account with the Custodian. Such balances, if any at period-end, are shown on the Statement of Financial Condition under the payable caption Due to Custodian.

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

The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2013.

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

The Fair Value of Derivative Instruments is as follows:

	December 31,
	2016		2015
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$95,910	$(1,228,179)	$2,075,716	$(663,058)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the December 31, 2016 and 2015 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		Years Ended December 31,
	Location of Gain or (Loss) on Derivatives
Risk Exposure/Derivative Type	Recognized in Income	2016	2015	2014
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$6,913,029	$(9,647,822)	$4,863,330
	Net Change in Unrealized Gain (Loss)	(2,544,927)	690,547	(1,493,472)
Total		$4,368,102	$(8,957,275)	$3,369,858

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Years Ended December 31,
	2016	2015	2014
Average Notional Value - Short	$(64,967,276)	$(95,242,851)	$(113,086,037)
Average Notional Value - Long	$65,757,361	$94,993,159	$133,151,692

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the currency futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$1,020,066	$(1,020,066)	$—	$—	$—	$—
Liabilities
Currency Futures Contracts	$(1,228,179)	$1,020,066	$(208,113)	$208,113	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$2,076,093	$(1,660,638)	$415,455	$—	$—	$415,455
Liabilities
Currency Futures Contracts	$(1,660,638)	$1,660,638	$—	$—	$—	$—

(a)	As of December 31, 2016 and 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker since November 25, 2016 and the Predecessor Commodity Broker for the period prior to November 25, 2016, were less than $6.00, $6.00 and $10.00 per round-turn trade during the Years Ended December 31, 2016, 2015 and 2014, respectively.

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2016, 2015 and 2014, the Fund did not incur such expenses.

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

No distributions were paid for the Years Ended December 31, 2016, 2015 and 2014.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2016 and December 31, 2015, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2016, 2015 and 2014. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2016	2015		2014
Net Asset Value
Net asset value per Share, beginning of period	$23.29	$25.45		$25.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	1.73	(1.98)		0.23
Net investment income (loss) (a)	(0.13)	(0.18)		(0.20)
Net income (loss)	1.60	(2.16)		0.03
Net asset value per Share, end of period	$24.89	$23.29		$25.45
Market value per Share, beginning of period	$23.32 (b)	$25.51	(b)(c)	$25.42
Market value per Share, end of period	$24.88 (b)	$23.32	(b)	$25.54

Ratio to average Net Assets
Net investment income (loss)	(0.53)%	(0.77)%		(0.78)%
Expenses, after waivers	0.80%	0.80%		0.81%
Expenses, prior to waivers	0.80%	0.80%		0.81%
Total Return, at net asset value (d)	6.87%	(8.49)%		0.12%
Total Return, at market value (d)	6.69%	(8.59)%		0.47%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)

Effective as of the Closing Date, the Fund changed the source of market value per share prices, resulting in a difference in the ending market value per share presented for the year ended December 31, 2014 and the beginning market value per share for the year ended December 31, 2015.

(d)

Total Return, at net asset value is calculated assuming an initial investment made at the net asset value at the beginning of the period, reinvestment of all dividends and distributions at net asset value during the period, and redemption of Shares on the last day of the period. Total Return, at net asset value includes adjustments in accordance with accounting principles generally accepted in the United States of America and as such, the net asset value for financial reporting purposes and the returns based upon those net asset values may differ from the net asset value and returns for shareholder transactions.  Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period.  Not annualized for periods less than one year, if applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Daniel Draper, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 40 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2016, as stated in their report on page 41 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2016, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Daniel Draper	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
David Warren	Chief Administrative Officer, Board of Managers
Roderick Ellis	Principal
Steven Hill	Principal Financial and Accounting Officer, Investment Pools
Christopher Joe	Chief Compliance Officer
John Zerr	Board of Managers

Invesco North American Holdings Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Draper, Warren and Zerr.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Daniel Draper (48) has been Chief Executive Officer of the Managing Owner since March 24, 2016. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Draper has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew this status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Peter Hubbard (35) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of 8 portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 150 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

David Warren (59) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and also holds the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has been a Member of the Board of Managers and Chief Administrative Officer of the Managing Owner since January 2010, as well. In these capacities, Mr. Warren is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the risk management framework for the business units operating within the Americas division of Invesco Ltd. He obtained a Bachelor’s Degree in Commerce from the University of Toronto as both a CA and CPA, and is a member of the Chartered Professional Accountants of Canada. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

Roderick Ellis (49) has been a Chief Accounting Officer for Invesco Ltd. since April 2011. In this role, he is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Mr. Ellis is also responsible for group insurance matters. Previously, Mr. Ellis was Global Director of Financial Planning and Analysis, and Treasurer since May 2007. Mr. Ellis earned a B.A. (with honors) in Economics and Social History from the University of Sheffield, UK, in 1988. He is a member of the Institute of Chartered Accountants in England and Wales. Mr. Ellis was listed as a principal of the Managing Owner on November 30, 2012.

Steven Hill (52) has been Principal Financial and Accounting Officer, Investment Pools for the Managing Owner since December 2012, and was Head of Global ETF Operations from September 2011 to December 2012. As Principal Financial and Accounting Officer, Investment Pools, he has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco Funds, including the Fund. As Head of Global ETF Operations he had management responsibilities with regard to the general operations of the Managing Owner. From October 2010 to August 2011, he was Senior Managing Director and Chief Financial Officer of Destra Capital Management LLC and its subsidiaries, or Destra, an asset management firm, and was responsible for managing financial and administrative activities as well as financial reporting for Destra and investment funds sponsored by Destra. Previously, he was Senior Managing Director of Claymore Securities, Inc., or Claymore, from December 2003 to October 2010, and was responsible for managing financial and administrative oversight for investment funds sponsored by Claymore. Claymore, now known as Guggenheim Funds Distributors, Inc., is a registered broker-dealer that distributes investment funds. Mr. Hill earned a BS in Accounting from North Central College, Naperville, IL. Mr. Hill was listed as a principal of the Managing Owner on February 12, 2015.

Christopher Joe (47) has been Chief Compliance Officer of the Managing Owner since September 1, 2015. In his role as Chief Compliance Officer he is responsible for all aspects of regulatory compliance for the Managing Owner. He has also acted as U.S. Compliance Director for Invesco, Ltd. since November, 2006. Formerly, he served as Chief Compliance Officer of Invesco Investment Advisers, LLC, a registered investment adviser affiliated with the Managing Owner from June, 2010 to March, 2013. He also served as Deputy Chief Compliance Officer of Invesco Adviser, Inc., a registered investment adviser affiliated with the Managing Owner, from November, 2014 to September, 2015. Mr. Joe has also served as a principal of the Managing Owner since September 25, 2015.

John Zerr (54) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr is also Managing Director and General Counsel – US Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, since March 2006, where he is responsible for overseeing the US Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s US Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

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

In addition, for the avoidance of doubt, from inception up to November 25, 2016, all commission payments were paid to Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”). Since November 25, 2016, the Fund’s futures clearing broker has been Morgan Stanley & Co. LLC’s (the “Commodity Broker”).  Since November 25, 2016, all payment accruals and commissions have been paid to the Commodity Broker.

For the Year Ended December 31, 2016, the Fund has incurred Management Fees of $486,756 of which $455,456 had been paid at December 31, 2016. Management Fees of $31,300 were unpaid at December 31, 2016 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2016, the Fund has incurred brokerage commissions of $32,918 of which $27,918 had been paid at December 31, 2016. Brokerage commissions of $5,000 were unpaid at December 31, 2016 and are reported as a liability on the Statement of Financial Condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2016, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2016 and 2015.

	Fiscal Years Ended December 31,
	2016	2015
Audit Fees	$82,800	$82,800
Audit-Related Fees (1)	13,500	—
Tax Fees (2)	56,058	50,620
All Other Fees	—	—
Total	$152,358	$133,420

(1)	Audit-Related Fees for fiscal year end December 31, 2016 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for fiscal year end December 31, 2016 and fiscal year end December 31, 2015 include fees billed for preparing tax forms.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above.  The Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB G10 Currency Harvest Fund — December 31, 2016 and December 31, 2015, (ii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund —December 31, 2016, (iii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund —December 31, 2015, (iv) the Statements of Income and Expenses of PowerShares DB G10 Currency Harvest Fund —Years Ended December 31, 2016, 2015 and 2014, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund —Year Ended December 31, 2016, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund —Year Ended December 31, 2015, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund —Year Ended December 31, 2014, (viii) the Statements of Cash Flows of PowerShares DB G10 Currency Harvest Fund —Years Ended December 31, 2016, 2015 and 2014, and (ix) Notes to Financial Statements of PowerShares DB G10 Currency Harvest Fund.

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

Dated: February 27, 2017