Form 10-Q
period 2017-09-30
PowerShares DB G10 Currency Harvest Fund
filed 2017-11-09
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of outstanding Shares as of September 30, 2017: 1,800,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $40,870,787 and $43,946,967, respectively)	$40,877,736	$43,942,608
Affiliated investments, at value and cost	2,332,579	6,080,476
Receivable for:
Dividends from affiliates	1,647	1,421
Total assets	$43,211,962	$50,024,505
Liabilities
Other Investments:
Variation margin payable - Currency Futures Contracts	$103,680	$208,113
Payable for:
Management fee	26,214	31,300
Brokerage commissions and fees	4,999	5,000
Total liabilities	134,893	244,413
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	957	996
Shareholders' equity—Shares	43,076,112	49,779,096
Total shareholders' equity	43,077,069	49,780,092
Total liabilities and equity	$43,211,962	$50,024,505
General Shares outstanding	40	40
Shares outstanding	1,800,000	2,000,000

Net asset value per share	$23.93	$24.89

Market value per share	$23.91	$24.88

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

September 30, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.020% due December 7, 2017	9.27%	$3,992,813	$4,000,000
U.S. Treasury Bills, 1.050% due January 4, 2018 (b)	67.14	28,922,173	29,000,000
U.S. Treasury Bills, 1.115% due March 1, 2018	18.48	7,962,750	8,000,000
Total United States Treasury Obligations (cost $40,870,787)	94.89%	$40,877,736
Affiliated Investments
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio- Institutional Class, 0.92% (c) (cost $2,332,579)	5.42%	$2,332,579	2,332,579
Total Investments in Securities (cost $43,203,366)	100.31%	$43,210,315

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $2,991,900 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2017.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (d)	Unrealized Appreciation (Depreciation) (d)
Long Futures Contracts
Australian Dollar	180	December-2017	$14,104,800	$(266,692)	$(266,692)
Canadian Dollar	175	December-2017	14,044,625	(324,388)	(324,388)
New Zealand Dollar	198	December-2017	14,279,760	(50,313)	(50,313)
Subtotal - Long				$(641,393)	$(641,393)
Short Futures Contracts
Euro	96	December-2017	(14,237,400)	$144,624	$144,624
Swedish Krona	57	December-2017	(14,049,360)	306,041	306,041
Swiss Franc	110	December-2017	(14,269,750)	115,713	115,713
Subtotal - Short				$566,378	$566,378
Total Currency Futures Contracts				$(75,015)	$(75,015)

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.490% due January 19, 2017	4.02%	$1,999,638	$2,000,000
U.S. Treasury Bills, 0.490% due March 2, 2017	14.05	6,994,645	7,000,000
U.S. Treasury Bills, 0.530% due April 6, 2017 (b)	60.18	29,959,560	30,000,000
U.S. Treasury Bills, 0.625% due May 18, 2017	10.02	4,988,765	5,000,000
Total United States Treasury Obligations (cost $43,946,967)	88.27%	$43,942,608
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio- Institutional Class, 0.41% (c) (cost $6,080,476)	12.22%	$6,080,476	6,080,476
Total Investments in Securities (cost $50,027,443)	100.49%	$50,023,084

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $2,995,800 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2016.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Unrealized Appreciation (Depreciation) (d)
Long Futures Contracts
Australian Dollar	232	March-2017	$16,708,640	$(257,327)
New Zealand Dollar	244	March-2017	16,894,560	(122,829)
Norwegian Krone	73	March-2017	16,931,620	95,910
Subtotal - Long				$(284,246)
Short Futures Contracts
Euro	129	March-2017	(17,050,575)	$(158,769)
Swedish Krona	79	March-2017	(17,451,100)	(531,568)
Swiss Franc	138	March-2017	(17,018,850)	(157,686)
Subtotal - Short				$(848,023)
Total Currency Futures Contracts				$(1,132,269)

(d)	Unrealized Appreciation (Depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income
Interest Income	$112,598	$43,692	$243,989	$118,013
Dividends from Affiliates	4,760	2,426	11,884	2,426
Total Income	117,358	46,118	255,873	120,439
Expenses
Management Fee	82,223	130,620	249,028	397,213
Brokerage Commissions and Fees	4,079	6,912	13,900	20,175
Interest Expense	126	123	423	978
Total Expenses	86,428	137,655	263,351	418,366
Less: Waivers	(994)	(1,073)	(3,562)	(1,073)
Net Expenses	85,434	136,582	259,789	417,293
Net Investment Income (Loss)	31,924	(90,464)	(3,916)	(296,854)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	226	(1,807)	2,106
Currency Futures Contracts	(1,490,542)	2,365,946	(2,684,808)	4,917,286
Net Realized Gain (Loss)	(1,490,542)	2,366,172	(2,686,615)	4,919,392
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	4,149	5,638	11,308	7,002
Currency Futures Contracts	612,505	14,922	1,057,254	(305,107)
Net Change in Unrealized Gain (Loss)	616,654	20,560	1,068,562	(298,105)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(873,888)	2,386,732	(1,618,053)	4,621,287
Net Income (Loss)	$(841,964)	$2,296,268	$(1,621,969)	$4,324,433

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2017	40	$976	1,800,000	$43,918,057	$43,919,033
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		1		31,923	31,924
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(34)		(1,490,508)	(1,490,542)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		14		616,640	616,654
Net Income (Loss)		(19)		(841,945)	(841,964)
Net Change in Shareholders' Equity	—	(19)	—	(841,945)	(841,964)
Balance at September 30, 2017	40	$957	1,800,000	$43,076,112	$43,077,069

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

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2016	40	$996	2,000,000	$49,779,096	$49,780,092
Purchases of Shares			800,000	20,219,031	20,219,031
Redemption of Shares			(1,000,000)	(25,300,085)	(25,300,085)
Net Increase (Decrease) due to Share Transactions			(200,000)	(5,081,054)	(5,081,054)
Net Income (Loss)
Net Investment Income (Loss)		—		(3,916)	(3,916)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(65)		(2,686,550)	(2,686,615)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		26		1,068,536	1,068,562
Net Income (Loss)		(39)		(1,621,930)	(1,621,969)
Net Change in Shareholders' Equity	—	(39)	(200,000)	(6,702,984)	(6,703,023)
Balance at September 30, 2017	40	$957	1,800,000	$43,076,112	$43,077,069

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

PowerShares DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$(1,621,969)	$4,324,433
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(103,672,675)	(225,359,934)
Proceeds from securities sold and matured	106,991,037	257,990,526
Cost of affiliated investments purchased	(33,499,137)	(26,518,883)
Proceeds from affiliated investments sold	37,247,034	22,814,770
Net accretion of discount on United States Treasury Obligations	(243,989)	(118,013)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	1,807	(2,106)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(11,308)	(7,002)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(104,433)	147,138
Dividends from affiliates	(226)	(1,466)
Management fee	(5,086)	(19,487)
Brokerage commissions and fees	(1)	(3,215)
Net cash provided by (used for) operating activities	5,081,054	33,246,761
Cash flows from financing activities:
Proceeds from purchases of Shares	20,219,031	28,107,561
Redemption of Shares	(25,300,085)	(66,007,292)
Net cash provided by (used for) financing activities	(5,081,054)	(37,899,731)
Net change in cash	—	(4,652,970)
Cash at beginning of period	—	4,652,970
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$423	$978

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

September 30, 2017

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

This Quarterly Report (the “Report”) covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the "Nine Months Ended September 30, 2017" and the "Nine Months Ended September 30, 2016", respectively).  The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

Certain reclassifications have been made to prior year’s financial statements to conform to the current year presentation.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2017 and 2016.

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other nonroutine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2017 and 2016, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker since November 25, 2016 and the Predecessor Commodity Broker (as defined below) for the period prior to November 25, 2016, as applicable were less than $6.00 and $6.00 per round-turn trade during the Three and Nine Months Ended September 30, 2017 and 2016, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2014.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs at least through June 20, 2018.

The Managing Owner waived fees of $994 and $3,562 for the Three and Nine Months Ended September 30, 2017, respectively. The Managing Owner waived fees of $1,073 for the Three and Nine Months Ended September 30, 2016.

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

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the Nine Months Ended September 30, 2017, there were no material transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$40,877,736	$—	$40,877,736
Money Market Mutual Fund	2,332,579	—	—	2,332,579
	2,332,579	40,877,736	—	43,210,315
Currency Futures Contracts (a)	(75,015)	—	—	(75,015)
Total Investments	$2,257,564	$40,877,736	$—	$43,135,300

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$43,942,608	$—	$43,942,608
Money Market Mutual Fund	6,080,476	—	—	6,080,476
	6,080,476	43,942,608	—	50,023,084
Currency Futures Contracts (a)	(1,132,269)	—	—	(1,132,269)
Total Investments	$4,948,207	$43,942,608	$—	$48,890,815

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$566,378	$(641,393)	$95,910	$(1,228,179)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2017 and December 31, 2016 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$566,378	$(670,058)	$(103,680)	$103,680	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$1,020,066	$(1,228,179)	$(208,113)	$208,113	$—	$—

(a)	As of September 30, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(1,490,542)	$2,365,946
	Net Change in Unrealized Gain (Loss)	612,505	14,922
Total		$(878,037)	$2,380,868

		For the Nine Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(2,684,808)	$4,917,286
	Net Change in Unrealized Gain (Loss)	1,057,254	(305,107)
Total		$(1,627,554)	$4,612,179

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average Notional Value - Short	$(45,368,502)	$(65,971,246)	$(46,006,688)	$(70,364,805)
Average Notional Value - Long	$33,451,039	$67,636,023	$36,722,980	$71,190,011

Note 8 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator, which also serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. Each Basket consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to two business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 9 - Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate.  As of September 30, 2017 and December 31, 2016, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 10 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$24.40	$24.13	$24.89	$23.29
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(0.49)	0.88	(0.96)	1.79
Net investment income (loss) (a)	0.02	(0.04)	—	(0.11)
Net income (loss)	(0.47)	0.84	(0.96)	1.68
Net asset value per Share, end of period	$23.93	$24.97	$23.93	$24.97
Market value per Share, beginning of period (b)	$24.40	$24.18	$24.88	$23.32
Market value per Share, end of period (b)	$23.91	$24.93	$23.91	$24.93

Ratio to average Net Assets (c)
Net investment income (loss)	0.29%	(0.52)%	(0.01)%	(0.56)%
Expenses, after waivers	0.78%	0.78%	0.78%	0.79%
Expenses, prior to waivers	0.79%	0.79%	0.79%	0.79%
Total Return, at net asset value (d)	(1.93)%	3.48%	(3.86)%	7.21%
Total Return, at market value (d)	(2.01)%	3.10%	(3.90)%	6.90%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The Fund holds a portfolio of futures contracts (for investment purposes) on the Eligible Index Currencies (as defined below) and United States Treasury Obligations for deposit with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”), as margin and United States Treasury Securities, cash, money market mutual funds and T-Bill ETFs, if any, on deposit with The Bank of New York Mellon (the “Custodian”) for cash management purposes. The theoretical or “fair market” price of a currency futures contract is derived from the spot FX rate, interest rates of the two currencies and time to expiry of the currency futures contract and represents an equilibrium relationship among the interest rates, spot markets and futures markets associated with the currencies in question. If an equilibrium relationship does not exist between two currencies, arbitrage opportunities arise and the exploitation of these opportunities by arbitrageurs will tend to drive currency futures prices toward equilibrium. Application of the Interest Rate

Parity formula under circumstances in which currencies are not in an equilibrium relationship predicts that if the currency future is based on a rate ranging from a high yielding currency to a low yielding currency, the fair market price of the currency future will be below the spot rate. The longer the time to the expiry of the currency future the greater the amount the fair market price of the currency future will be below the spot rate. If the spot rate stays approximately the same then, as you move closer to the expiry of the currency future, the fair market price will increase. In other words, the currency future rate between a relatively high interest rate currency and low interest rate currency tends to increase over time (assuming spot is relatively stable).

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

The following table reflects the Fund and Index weights of each Index Currency as of September 30, 2017:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	—%	—%
Euro	(31.51)	(33.03)
Japanese Yen	—	—
Canadian Dollar	31.08	32.64
Swiss Franc	(31.58)	(33.06)
British Pound	—	—
Australian Dollar	31.22	32.75
New Zealand Dollar	31.61	33.13
Norwegian Krone	—	—
Swedish Krona	(31.10)	(32.64)

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to certain eligible financial institutions (the “Authorized Participants”). The Fund in turn allocates its net assets to currency futures trading. A significant portion of the Fund’s investments is held in United States Treasury Obligations which may be used as margin for the Fund’s trading in currency futures contracts. In addition, United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations and cash is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs are paid to the Fund.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (the “Baskets”). Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement, and those firms are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $5.1 million and $33.2 million for the Nine Months Ended September 30, 2017 and 2016, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the Nine Months Ended September 30, 2017, $103.7 million was paid to purchase United States Treasury Obligations and $107.0 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2016, $225.4 million was paid to purchase United States Treasury Obligations and $258.0 million was received from sales and maturing United States Treasury Obligations. $37.2 million was received from sales of affiliated investments and $33.5 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2017. $22.8 million was received from sales of affiliated investments and $26.5 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2016.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(5.1) million and $(37.9) million during the Nine Months Ended September 30, 2017 and 2016, respectively. This included $20.2 million and $28.1 million from Shares purchased by Authorized Participants and $25.3 million and $66.0 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2017 and 2016, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DB G10 Currency Future Harvest Index ER”) during the Three and Nine Months Ended September 30, 2017 and 2016, respectively. Whenever the Treasury Income, Money Market Income and T-Bill ETF Income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income or T-Bill ETF Income. There can be no assurance that the price of the Shares of the Fund’s NAV will exceed the Index level at any time.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DB G10 CURRENCY FUTURE HARVEST INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Performance Summary

This Report covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the “Nine Months Ended September 30, 2017” and the “Nine Months Ended September 30, 2016”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three and Nine Months Ended September 30, 2017 and 2016” below provides an overview of the changes in the closing levels of the DBCFH-TR™ by disclosing the change in closing levels of the DBCFH-TR™ itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not the DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three and Nine Months Ended September 30, 2017 and 2016

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position				Short Position
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
Underlying Index Currency[1]	2017	2016	2017	2016	2017	2016	2017	2016
Norwegian Krone (NOK)	—	1.66%	0.16%	3.53%	—	—	—	—
Australian Dollar (AUD)	0.94%	1.10%	3.40%	2.13%	—	—	—	—
New Zealand Dollar (NZD)	(0.49)%	0.88%	1.85%	2.73%	—	—	—	—
United States Dollar (USD)	0.33%	—	0.76%	—	—	—	—	—
Canadian Dollar (CAD)	(0.86)%	—	(0.83)%	—	—	—	—	—
Swiss Franc (CHF)	—	—	—	—	0.60%	(0.12)%	(1.35)%	(0.59)%
Euro (EUR)	—	—	—	—	(1.23)%	(0.38)%	(4.03)%	(0.85)%
Swedish Krona (SEK)	—	—	—	—	(1.30)%	0.47%	(3.83)%	0.81%

	DBCFH-TR™ - Index Returns
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.26%	0.07%	0.62%	0.21%
DBCFH-TR™	(1.75)%	3.68%	(3.25)%	7.98%

[1]

Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the Three and Nine Months Ended September 30, 2017 and 2016, the Index (as per its rules) did not include a long or short USD futures position.

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the DBCFH-TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBCFH-TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Three Months Ended September 30, 2017, the NYSE Arca market value of each Share decreased 2.01% from $24.40 per Share to $23.91 per Share. The Share price low and high for the Three Months Ended September 30, 2017 and related change from the Share price on June 30, 2017 was as follows: Shares traded at a low of $23.74 per Share (-2.71%) on August 29, 2017, and a high of $24.59 per Share (+0.78%) on July 27, 2017.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2017, the NAV of each Share decreased 1.93% from $24.40 per Share to $23.93 per Share. For the Three Months Ended September 30, 2017, losses in the long index currency positions in the Canadian Dollar and New Zealand Dollar and the short index currency positions in the Euro and Swedish Krona were partially offset by gains in the long index currency positions in the Australian Dollar and United States Dollar and the short index currency positions in the Swiss Franc contributing to an overall 2.01% decrease in the level of the Index and to a 1.75% decrease in the level of the DBCFH-TR™.

Net income (loss) for the Three Months Ended September 30, 2017 was $(0.8) million, primarily resulting from income of $0.1 million, net realized gain (loss) of $(1.4) million, net change in unrealized gain (loss) of $0.6 million and operating expenses of $0.1 million.

For the Three Months Ended September 30, 2016, the NAV of each Share increased 3.48% from $24.13 per Share to $24.97 per Share. For the Three Months Ended September 30, 2016, gains in the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone and the short currency position in the Swedish Krona were partially offset by losses in the short currency positions in the Euro and Swiss Franc contributing to an overall 3.68% increase in the level of the DBCFH-TR™.

Net income (loss) for the Three Months Ended September 30, 2016 was $2.3 million, primarily resulting from net realized gain (loss) of $2.4 million and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Nine Months Ended September 30, 2017, the NYSE Arca market value of each Share decreased 3.90% from $24.88 per Share to $23.91 per Share. The Share price low and high for the Nine Months Ended September 30, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $23.74 per Share (-4.58%) on August 29, 2017, and a high of $25.97 per Share (+4.40%) on February 23, 2017.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2017, the NAV of each Share decreased 3.86% from $24.89 per Share to $23.93 per Share. For the Nine Months Ended September 30, 2017, losses in the long index currency positions in the Canadian Dollar and the short index currency positions in the Euro, Swedish Krona and Swiss Franc were partially offset by gains in the long index currency positions in the Australian Dollar, New Zealand Dollar, Norwegian Krone and United States Dollar contributing to an overall 3.86% decrease in the level of the Index and to a 3.25% decrease in the level of the DBCFH-TR™.

Net income (loss) for the Nine Months Ended September 30, 2017 was $(1.6) million, primarily resulting from income of $0.3 million, net realized gain (loss) of $(2.7) million, net change in unrealized gain (loss) of $1.1 million and operating expenses of $0.3 million.

For the Nine Months Ended September 30, 2016, the NAV of each Share increased 7.21% from $23.29 per Share to $24.97 per Share. For the Nine Months Ended September 30, 2016, gains in the long index currency positions in the Australian Dollar, New Zealand Dollar and Norwegian Krone and the short currency position in the Swedish Krona were partially offset by losses in the short currency positions in the Euro and Swiss Franc contributing to an overall 7.98% increase in the level of the DBCFH-TR™.

Net income (loss) for the Nine Months Ended September 30, 2016 was $4.3 million, primarily resulting from interest income of $0.1 million, net realized gain (loss) of $4.9 million, net change in unrealized gain (loss) of $(0.3) million and operating expenses of $0.4 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2017.

				For the Nine Months Ended
				September 30, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$43,077,069	0.32%	$322,370	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$49,780,092	0.41%	$472,690	14

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of any amendments to the Loan Rule designed to address the concerns expressed in the letter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2017 to July 31, 2017	—	$—
August 1, 2017 to August 31, 2017	—	—
September 1, 2017 to September 30, 2017	—	—
Total	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB G10 Currency Harvest Fund — September 30, 2017 and December 31, 2016 (Unaudited), (ii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund — September 30, 2017 (Unaudited), (iii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund — December 31, 2016 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB G10 Currency Harvest Fund — For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended September 30, 2017 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended September 30, 2016 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2017 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2016 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2017 and 2016 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB G10 Currency Harvest Fund — September 30, 2017.

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

Dated: November 7, 2017