Form 10-Q
period 2018-03-31
PowerShares DB G10 Currency Harvest Fund
filed 2018-05-08
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of outstanding Shares as of March 31, 2018: 1,200,000 Shares.

POWERSHARES DB G10 CURRENCY HARVEST FUND

QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB G10 Currency Harvest Fund

Statements of Financial Condition

March 31, 2018 and December 31, 2017

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
United States Treasury Obligations, at value (cost $26,870,363 and $35,958,585, respectively)	$26,862,157	$35,956,809
Affiliated investments, at value and cost	1,533,440	2,155,742
Other Investments:
Variation margin receivable - Currency Futures Contracts	64,455	—
Receivable for:
Dividends from affiliates	1,663	1,941
Total assets	$28,461,715	$38,114,492
Liabilities
Other Investments:
Variation margin payable - Currency Futures Contracts	$—	$211,060
Payable for:
Due to custodian	—	30,737
Management fees	18,188	23,778
Brokerage commissions and fees	3,851	4,999
Total liabilities	22,039	270,574
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	948	946
Shareholders' equity—Shares	28,438,728	37,842,972
Total shareholders' equity	28,439,676	37,843,918
Total liabilities and equity	$28,461,715	$38,114,492

General Shares outstanding	40	40
Shares outstanding	1,200,000	1,600,000
Net asset value per share	$23.70	$23.65
Market value per share	$23.68	$23.68

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

March 31, 2018

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.695% due May 3, 2018	3.51%	$998,604	$1,000,000
U.S. Treasury Bills, 1.660% due June 7, 2018	14.03	3,987,851	4,000,000
U.S. Treasury Bills, 1.740% due July 5, 2018 (b)	49.01	13,937,660	14,000,000
U.S. Treasury Bills, 1.830% due August 30, 2018	27.91	7,938,042	8,000,000
Total United States Treasury Obligations (cost $26,870,363)	94.46%	$26,862,157
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio- Institutional Class, 1.52% (cost $1,533,440) (c)	5.39%	$1,533,440	1,533,440
Total Investments in Securities (cost $28,403,803)	99.85%	$28,395,597

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $2,986,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2018.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (d)	Unrealized Appreciation (Depreciation) (d)
Long Futures Contracts
Australian Dollar	122	June-2018	$9,364,720	$(99,735)	$(99,735)
New Zealand Dollar	130	June-2018	9,386,000	(21,937)	(21,937)
Subtotal - Long				$(121,672)	$(121,672)
Short Futures Contracts
Euro	61	June-2018	(9,423,356)	$18,243	$18,243
Swedish Krona	38	June-2018	(9,144,320)	202,209	202,209
Swiss Franc	71	June-2018	(9,331,175)	64,663	64,663
Subtotal - Short				$285,115	$285,115
Total Currency Futures Contracts				$163,443	$163,443

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.180% due January 4, 2018	63.41%	$23,998,495	$24,000,000
U.S. Treasury Bills, 1.285% due March 1, 2018 (b)	21.10	7,983,664	8,000,000
U.S. Treasury Bills, 1.450% due June 7, 2018	10.50	3,974,650	4,000,000
Total United States Treasury Obligations (cost $35,958,585)	95.01%	$35,956,809
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio- Institutional Class, 1.15% (cost $2,155,742) (c)	5.70%	$2,155,742	2,155,742
Total Investments in Securities (cost $38,114,327)	100.71%	$38,112,551

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $2,993,700 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
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

PowerShares DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Income
Interest Income	$111,253	$51,107
Dividends from Affiliates	5,533	2,876
Total Income	116,786	53,983
Expenses
Management Fees	59,598	83,853
Brokerage Commissions and Fees	1,604	4,939
Interest Expense	93	125
Total Expenses	61,295	88,917
Less: Waivers	(797)	(1,018)
Net Expenses	60,498	87,899
Net Investment Income (Loss)	56,288	(33,916)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(797)	(781)
Currency Futures Contracts	(703,863)	(631,211)
Net Realized Gain (Loss)	(704,660)	(631,992)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(6,430)	3,120
Currency Futures Contracts	537,313	1,352,606
Net Change in Unrealized Gain (Loss)	530,883	1,355,726
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(173,777)	723,734
Net Income (Loss)	$(117,489)	$689,818

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2017	40	$946	1,600,000	$37,842,972	$37,843,918
Purchases of Shares			—	—	—
Redemption of Shares			(400,000)	(9,286,753)	(9,286,753)
Net Increase (Decrease) due to Share Transactions			(400,000)	(9,286,753)	(9,286,753)
Net Income (Loss)
Net Investment Income (Loss)		(1)		56,289	56,288
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		12		(704,672)	(704,660)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(9)		530,892	530,883
Net Income (Loss)		2		(117,491)	(117,489)
Net Change in Shareholders' Equity	—	2	(400,000)	(9,404,244)	(9,404,242)
Balance at March 31, 2018	40	$948	1,200,000	$28,438,728	$28,439,676

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

PowerShares DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$(117,489)	$689,818
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(32,737,168)	(8,986,793)
Proceeds from securities sold and matured	41,935,846	14,997,403
Cost of affiliated investments purchased	(2,963,412)	(10,058,737)
Proceeds from affiliated investments sold	3,585,714	13,865,841
Net accretion of discount on United States Treasury Obligations	(111,253)	(51,107)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	797	781
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	6,430	(3,120)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(275,515)	(398,838)
Dividends from affiliates	278	516
Management fees	(5,590)	(4,434)
Brokerage commissions and fees	(1,148)	1
Net cash provided by (used for) operating activities	9,317,490	10,051,331
Cash flows from financing activities:
Proceeds from purchases of Shares	—	5,097,699
Redemption of Shares	(9,286,753)	(10,127,161)
Increase (Decrease) in payable for amount due to custodian, net	(30,737)	—
Net cash provided by (used for) financing activities	(9,317,490)	(5,029,462)
Net change in cash	—	5,021,869
Cash at beginning of period	—	—
Cash at end of period	$—	$5,021,869
Supplemental disclosure of cash flow information
Cash paid for interest	$93	$125

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

March 31, 2018

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

Invesco PowerShares Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and a commodity trading advisor of the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2018 and 2017. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 28, 2018.

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

No distributions were paid for the three months ended March 31, 2018 and 2017.

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2018 and 2017, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker for the three months ended March 31, 2018 and 2017 were less than $6.00 and $6.00, respectively per round-turn trade.

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

The Managing Owner waived fees of $797 and $1,018 for the three months ended March 31, 2018 and 2017, respectively.

The Distributor

Invesco Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Fund’s administrator, The Bank of New York Mellon with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of March 31, 2018 and December 31, 2017.

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

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$26,862,157	$—	$26,862,157
Money Market Mutual Fund	1,533,440	—	—	1,533,440
Total Investments in Securities	1,533,440	26,862,157	—	28,395,597
Other Investments - Assets(a)
Currency Futures Contracts	285,115	—	—	285,115
Other Investments - Liabilities(a)
Currency Futures Contracts	(121,672)	—	—	(121,672)
Total Other Investments	163,443	—	—	163,443
Total Investments	$1,696,883	$26,862,157	$—	$28,559,040

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$35,956,809	$—	$35,956,809
Money Market Mutual Fund	2,155,742	—	—	2,155,742
Total Investments in Securities	2,155,742	35,956,809	—	38,112,551
Other Investments - Assets(a)
Currency Futures Contracts	439,896	—	—	439,896
Other Investments - Liabilities(a)
Currency Futures Contracts	(813,766)	—	—	(813,766)
Total Other Investments	(373,870)	—	—	(373,870)
Total Investments	$1,781,872	$35,956,809	$—	$37,738,681

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2018		December 31, 2017
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$285,115	$(121,672)	$439,896	$(813,766)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2018 and December 31, 2017 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$285,115	$(220,660)	$64,455	$—	$—	$64,455

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$602,706	$(813,766)	$(211,060)	$211,060	$—	$—

(a)	As of March 31, 2018 and December 31, 2017, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2018	2017
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(703,863)	$(631,211)
	Net Change in Unrealized Gain (Loss)	537,313	1,352,606
Total		$(166,550)	$721,395

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2018	2017
Average Notional Value - Short	$(34,297,159)	$(46,505,788)
Average Notional Value - Long	$22,818,438	$43,294,755

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

Note 10 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2018 and 2017. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2018	2017
Net Asset Value
Net asset value per Share, beginning of period	$23.65	$24.89
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	0.01	0.39
Net investment income (loss) (a)	0.04	(0.02)
Net income (loss)	0.05	0.37
Net asset value per Share, end of period	$23.70	$25.26
Market value per Share, beginning of period (b)	$23.68	$24.88
Market value per Share, end of period (b)	$23.68	$25.30

Ratio to average Net Assets (c)
Net investment income (loss)	0.71%	(0.30)%
Expenses, after waivers	0.76%	0.79%
Expenses, prior to waivers	0.77%	0.80%
Total Return, at net asset value (d)	0.21%	1.49%
Total Return, at market value (d)	0.00%	1.69%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

Note 11 – Subsequent Event

Effective on or about June 4, 2018, the name of the Fund’s Managing Owner and the name of the Fund will change and will be replaced as follows:

Current Name of Managing Owner	New Name of Managing Owner
Invesco PowerShares Capital Management LLC	Invesco Capital Management LLC
Current Fund Name	New Fund Name
PowerShares DB G10 Currency Harvest Fund	Invesco DB G10 Currency Harvest Fund

The name changes will not result in any change to the Fund’s investment objective or strategy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview/Introduction

Invesco PowerShares Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and a commodity trading advisor of the Fund since February 23, 2015. The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (the “NFA”).

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

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Fund’s portfolio. The market price of the Shares may not be identical to the NAV per Share, but these two valuations are expected to be very close.

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

The following table reflects the Fund and Index weights of each Index Currency as of March 31, 2018:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	*	*
Euro	(33.14)%	(33.03)%
Japanese Yen	—	—
Canadian Dollar	—	—
Swiss Franc	(32.81)	(32.86)
British Pound	—	—
Australian Dollar	32.93	32.89
New Zealand Dollar	33.00	33.12
Norwegian Krone	—	—
Swedish Krona	(32.15)	(32.39)

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the NAV is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in currency futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, if any, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund.  Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

The Fund’s foreign currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, currency futures exchanges may limit fluctuations in certain currency futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Although the Eligible Index Currencies that the Fund invests in are not currently subject to daily limits, the Eligible Index Currencies could become subject to such limits in the future. Such market conditions could prevent the Fund from promptly liquidating its currency futures positions.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $9.3 million and $10.1 million for the three months ended March 31, 2018 and 2017, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes only.

During the three months ended March 31, 2018, $32.7 million was paid to purchase United States Treasury Obligations and $41.9 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2017, $9.0 million was paid to purchase United States Treasury Obligations and $15.0 million was received from sales and maturing United States Treasury Obligations. $3.6 million was received from sales of affiliated investments and $3.0 million was paid to purchase affiliated investments during the three months ended March 31, 2018. $13.9 million was received from sales of affiliated investments and $10.1 million was paid to purchase affiliated investments during the three months ended March 31, 2017.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(9.3) million and $(5.0) million during the three months ended March 31, 2018 and 2017, respectively. This included $0.0 million and $5.1 million from the sale of Shares by Authorized Participants and $9.3 million and $10.1 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2018 and 2017, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DB G10 Currency Future Harvest Index ER”). Whenever the Treasury Income, Money Market Income or T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DB G10 CURRENCY FUTURE HARVEST INDEX ER

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2018 and 2017.  Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The Deutsche Bank G10 Currency Future Harvest Index—Total Return™ (“DBCFH-TR™”), consists of the Index plus 3-month United States Treasury Obligation returns. Because DBCFH-TR is an index, it does not reflect (i) actual trading and (ii) any fees or expenses. Past results of the DBCFH-TRTM are not necessarily indicative of future changes, positive or negative, in the closing levels of the DBCFH-TRTM.

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2018 and 2017” below provides an overview of the changes in the closing levels of the DBCFH-TR™ by disclosing the change in closing levels of the DBCFH-TR™ itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not the DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBCFH-TR™ and Underlying Index Currency

Returns for the Three Months Ended March 31, 2018 and 2017

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position		Short Position
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Underlying Index Currency[1]	2018	2017	2018	2017
Norwegian Krone (NOK)	—	0.19%	—	—
Australian Dollar (AUD)	0.03%	1.92%	—	—
New Zealand Dollar (NZD)	(0.09)%	0.39%	—	—
United States Dollar (USD)	—	0.31%	—	—
Swiss Franc (CHF)	—	—	0.07%	(0.46)%
Euro (EUR)	—	—	0.08%	(0.38)%
Swedish Krona (SEK)	—	—	(0.02)%	(0.40)%

	DBCFH-TR™ - Index Returns
	Three Months Ended
	March 31,
	2018	2017
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.38%	0.15%
DBCFH-TR™	0.45%	1.73%

[1]

Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended March 31, 2018 and 2017, the Index (as per its rules) did not include a long or short USD futures position.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Fund Share Price Performance

For the three months ended March 31, 2018, the NYSE Arca market value of each Share did not change from $23.68 per Share. The Share price low and high for the three months ended March 31, 2018 and related change from the Share price on December 31, 2017 was as follows: Shares traded at a low of $22.55 per Share (-4.77%) on March 1, 2018, and a high of $23.98 per Share (+1.27%) on January 9, 2018.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2018, the NAV of each Share increased 0.21% from $23.65 per Share to $23.70 per Share. For the three months ended March 31, 2018, gains in the long index currency positions in the Australian Dollar and the short index currency positions in the Euro and Swiss Franc were offset by losses in the long index currency positions in the New Zealand Dollar and the short index currency positions in the Swedish Krona contributing to an overall 0.06% increase in the level of the Index and to a 0.45% increase in the level of the DBCFH-TR™.

Net income (loss) for the three months ended March 31, 2018 was $(0.1) million, primarily resulting from income of $0.1 million, net realized gain (loss) of $(0.7) million, net change in unrealized gain (loss) of $0.5 million and operating expenses of $0.1 million.

For the three months ended March 31, 2017, the NAV of each Share increased 1.49% from $24.89 per Share to $25.26 per Share. For the three months ended March 31, 2017, gains in the long index currency positions in the Australian Dollar, New Zealand Dollar, Norwegian Krone and United States Dollar were partially offset by losses in the short index currency positions in the Euro, Swedish Krona and Swiss Franc contributing to an overall 1.73% increase in the level of the DBCFH-TR™.

Net income (loss) for the three months ended March 31, 2017 was $0.7 million, primarily resulting from income of $0.1 million, net realized gain (loss) of $(0.6) million, net change in unrealized gain (loss) of $1.3 million and operating expenses of $0.1 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2017.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

Value at Risk (“VaR”), is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (one day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of these considerations, as well as the risks and uncertainties intrinsic to all future projections, the following VaR presentation does not constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2018.

				For the Three Months Ended
				March 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$28,439,676	0.32%	$210,082	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2017.

				For the Year Ended
				December 31, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB G10 Currency Harvest Fund	$37,843,918	0.33%	$287,110	14

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2018 to January 31, 2018	—	$—
February 1, 2018 to February 28, 2018	400,000	23.22
March 1, 2018 to March 31, 2018	—	—
Total	400,000	$23.22

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB G10 Currency Harvest Fund — March 31, 2018 and December 31, 2017 (Unaudited), (ii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund — March 31, 2018 (Unaudited), (iii) the Schedule of Investments of PowerShares DB G10 Currency Harvest Fund — December 31, 2017 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2018 and 2017 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2018 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2017 (Unaudited), (vii) the Statements of Cash Flows of PowerShares DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2018 and 2017 (Unaudited), and (viii) Notes to Unaudited Financial Statements of PowerShares DB G10 Currency Harvest Fund — March 31, 2018.

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

Dated: May 8, 2018