Form 10-Q
period 2019-09-30
Invesco DB G10 Currency Harvest Fund
filed 2019-11-08
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

          Indicate the number of outstanding Shares as of September 30, 2019: 1,000,000 Shares.

INVESCO DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB G10 Currency Harvest Fund

Statements of Financial Condition

September 30, 2019 and December 31, 2018

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $23,466,155 and $20,954,883, respectively)	$23,471,306	$20,955,757
Affiliated investments, at value and cost	937,370	2,951,903
Other Investments:
Variation margin receivable - Currency Futures Contracts	100,226	—
Receivable for:
Dividends from affiliates	1,462	5,579
Total assets	$24,510,364	$23,913,239
Liabilities
Other Investments:
Variation margin payable - Currency Futures Contracts	$—	$97,578
Payable for:
Due to custodian	—	275,771
Management fees	14,868	14,983
Brokerage commissions and fees	5,001	4,997
Total liabilities	19,869	393,329
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	980	941
Shareholders' equity—Shares	24,489,515	23,518,969
Total shareholders' equity	24,490,495	23,519,910
Total liabilities and equity	$24,510,364	$23,913,239

General Shares outstanding	40	40
Shares outstanding	1,000,000	1,000,000
Net asset value per share	$24.49	$23.52
Market value per share	$24.46	$23.13

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

September 30, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.210% due October 10, 2019	73.47%	$17,992,069	18,000,000
U.S. Treasury Bills, 1.945% due December 19, 2019 (b)	22.37	5,479,237	5,500,000
Total United States Treasury Obligations (cost $23,466,155)	95.84%	$23,471,306
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio- Institutional Class, 1.81% (cost $937,370) (c)	3.83%	$937,370	937,370
Total Investments in Securities (cost $24,403,525)	99.67%	$24,408,676

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,544,110 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2019.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (d)	Unrealized Appreciation (Depreciation) (d)
Long Futures Contracts
Canadian Dollar	107	December-2019	$8,092,410	$4,394	$4,394
Norwegian Krone	36	December-2019	7,924,320	(108,000)	(108,000)
Subtotal - Long				$(103,606)	$(103,606)
Short Futures Contracts
Euro	58	December-2019	$(7,947,813)	$132,688	$132,688
Japanese Yen	70	December-2019	(8,135,750)	4,580	4,580
Swiss Franc	64	December-2019	(8,065,600)	71,272	71,272
Subtotal - Short				$208,540	$208,540
Total Currency Futures Contracts				$104,934	$104,934

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income
Interest Income	$121,792	$118,279	$357,215	$330,471
Dividends from Affiliates	11,090	6,111	64,552	18,049
Total Income	132,882	124,390	421,767	348,520
Expenses
Management Fees	45,971	45,724	136,568	154,474
Brokerage Commissions and Fees	2,058	2,035	6,546	6,975
Interest Expense	212	357	514	481
Total Expenses	48,241	48,116	143,628	161,930
Less: Waivers	(962)	(609)	(5,193)	(2,107)
Net Expenses	47,279	47,507	138,435	159,823
Net Investment Income (Loss)	85,603	76,883	283,332	188,697
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—	90	(1,611)
Currency Futures Contracts	109,305	(696,155)	(60,221)	(385,290)
Net Realized Gain (Loss)	109,305	(696,155)	(60,131)	(386,901)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,238	(6,741)	4,277	(3,847)
Currency Futures Contracts	(16,045)	355,611	743,107	542,386
Net Change in Unrealized Gain (Loss)	(14,807)	348,870	747,384	538,539
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	94,498	(347,285)	687,253	151,638
Net Income (Loss)	$180,101	$(270,402)	$970,585	$340,335

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2019	40	$972	1,000,000	$24,309,422	$24,310,394
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		3		85,600	85,603
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		5		109,300	109,305
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		—		(14,807)	(14,807)
Net Income (Loss)		8		180,093	180,101
Net Change in Shareholders' Equity	—	8	—	180,093	180,101
Balance at September 30, 2019	40	$980	1,000,000	$24,489,515	$24,490,495

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

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$941	1,000,000	$23,518,969	$23,519,910
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		11		283,321	283,332
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(2)		(60,129)	(60,131)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		30		747,354	747,384
Net Income (Loss)		39		970,546	970,585
Net Change in Shareholders' Equity	—	39	—	970,546	970,585
Balance at September 30, 2019	40	$980	1,000,000	$24,489,515	$24,490,495

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

Invesco DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$970,585	$340,335
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(46,653,890)	(57,500,049)
Proceeds from securities sold and matured	44,499,522	70,906,646
Cost of affiliated investments purchased	(44,336,191)	(5,858,883)
Proceeds from affiliated investments sold	46,350,724	7,133,954
Net accretion of discount on United States Treasury Obligations	(356,814)	(330,159)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(90)	1,611
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(4,277)	3,847
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(197,804)	(388,960)
Dividends from affiliates	4,117	376
Management fees	(115)	(9,215)
Brokerage commissions and fees	4	1
Net cash provided by (used in) operating activities	275,771	14,299,504
Cash flows from financing activities:
Redemption of Shares	—	(14,148,845)
Increase (Decrease) in payable for amount due to custodian, net	(275,771)	(30,737)
Net cash provided by (used in) financing activities	(275,771)	(14,179,582)
Net change in cash	—	119,922
Cash at beginning of period	—	—
Cash at end of period	$—	$119,922
Supplemental disclosure of cash flow information
Cash paid for interest	$514	$481

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

September 30, 2019

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares (“Creation Units”). The Fund commenced investment operations on September 15, 2006. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on September 18, 2006 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

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

No distributions were paid for the three and nine months ended September 30, 2019 and 2018.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2019 and 2018, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade for the three and nine months ended September 30, 2019 and 2018, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2016.
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

The Managing Owner waived fees of $962 and $5,193 for the three and nine months ended September 30, 2019, respectively. The Managing Owner waived fees of $609 and $2,107 for the three and nine months ended September 30, 2018, respectively.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Creation Units, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Creation Unit creation and redemption records; fund accounting records; ledgers with respect to assets, liabilities, capital, income and expenses; the registrar, transfer journals and related details; and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator for its services out of the Management Fee.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$23,471,306	$—	$23,471,306
Money Market Mutual Fund	937,370	—	—	937,370
Total Investments in Securities	937,370	23,471,306	—	24,408,676
Other Investments - Assets(a)
Currency Futures Contracts	212,934	—	—	212,934
Other Investments - Liabilities(a)
Currency Futures Contracts	(108,000)	—	—	(108,000)
Total Other Investments	104,934	—	—	104,934
Total Investments	$1,042,304	$23,471,306	$—	$24,513,610

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$20,955,757	$—	$20,955,757
Money Market Mutual Fund	2,951,903	—	—	2,951,903
Total Investments in Securities	2,951,903	20,955,757	—	23,907,660
Other Investments - Assets(a)
Currency Futures Contracts	—	—	—	—
Other Investments - Liabilities(a)
Currency Futures Contracts	(638,173)	—	—	(638,173)
Total Other Investments	(638,173)	—	—	(638,173)
Total Investments	$2,313,730	$20,955,757	$—	$23,269,487

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$212,934	$(108,000)	$—	$(638,173)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$212,934	$(112,708)	$100,226	$—	$—	$100,226

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$540,595	$(638,173)	$(97,578)	$97,578	$—	$—

(a)	As of September 30, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$109,305	$(696,155)
	Net Change in Unrealized Gain (Loss)	(16,045)	355,611
Total		$93,260	$(340,544)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(60,221)	$(385,290)
	Net Change in Unrealized Gain (Loss)	743,107	542,386
Total		$682,886	$157,096

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average Notional Value - Short	$(24,155,206)	$(24,203,674)	$(24,237,646)	$(28,317,749)
Average Notional Value - Long	$16,218,518	$15,929,048	$16,127,886	$18,867,755

Note 8 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Creation Units are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to two business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s futures contracts are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at the redemption order settlement date as of 2:45 p.m., Eastern Time, on the redemption order settlement date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at 2:45 p.m., Eastern Time, on the redemption order settlement date if, by such time, the Fund’s DTC account has been credited with the Creation Units to be redeemed. If the Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent of whole Creation Units received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Creation Units received if the Transfer Agent receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by 2:45 p.m., Eastern Time, on such next business day. Any further outstanding amount of the redemption order will be cancelled. The Managing Owner is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to the Fund’s DTC account by 2:45 p.m., Eastern Time, on the redemption order settlement date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Managing Owner may determine from time-to-time.

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

Note 10 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$24.31	$24.30	$23.52	$23.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	0.10	(0.35)	0.69	0.22
Net investment income (loss) (a)	0.08	0.08	0.28	0.16
Net income (loss)	0.18	(0.27)	0.97	0.38
Net asset value per Share, end of period	$24.49	$24.03	$24.49	$24.03
Market value per Share, beginning of period (b)	$24.32	$24.29	$23.13	$23.68
Market value per Share, end of period (b)	$24.46	$24.06	$24.46	$24.06

Ratio to average Net Assets (c)
Net investment income (loss)	1.40%	1.26%	1.56%	0.92%
Expenses, after waivers	0.77%	0.78%	0.76%	0.78%
Expenses, prior to waivers	0.79%	0.79%	0.79%	0.79%
Total Return, at net asset value (d)	0.74%	(1.11)%	4.12%	1.61%
Total Return, at market value (d)	0.57%	(0.95)%	5.75%	1.61%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The Index is designed to exploit the trend that currencies associated with relatively high interest rates, on average, tend to rise in value relative to currencies associated with relatively low interest rates. The Index seeks to exploit this trend using both long and short futures positions, which is expected to provide more consistent and less volatile returns than could be obtained by taking long positions only or short positions only.

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

The following table reflects the Fund and Index weights of each Index Currency as of September 30, 2019:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	*	*
Euro	(32.45)%	(32.62)%
Japanese Yen	(33.22)%	(33.14)%
Canadian Dollar	33.04%	33.27%
Swiss Franc	(32.93)%	(32.88)%
British Pound	—	—
Australian Dollar	—	—
New Zealand Dollar	—	—
Norwegian Krone	32.36%	32.74%
Swedish Krona	—	—

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (“Creation Units”). Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

As of the date of this Report, each of BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, Virtu Americas LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $0.3 million and $14.3 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2019, $46.7 million was paid to purchase United States Treasury Obligations and $44.5 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2018, $57.5 million was paid to purchase United States Treasury Obligations and $70.9 million was received from sales and maturing United States Treasury Obligations. $46.4 million was received from sales of affiliated investments and $44.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2019. $7.1 million was received from sales of affiliated investments and $5.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2018.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(0.3) million and $(14.2) million during the nine months ended September 30, 2019 and 2018, respectively. This included $0.0 million (as no Shares were redeemed) and $14.1 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2019 and 2018, respectively. There were no sales of shares by Authorized Participants during the nine months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019 and 2018, amounts due to the Custodian increased (decreased) by $(0.3) million and $(0.0) million, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

COMPARISON OF MARKET, NAV AND DB G10 CURRENCY FUTURE HARVEST INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Performance Summary

This Report covers the three and nine months ended September 30, 2019 and 2018.  Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three and Nine Months Ended September 30, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBCFH-TR™ by disclosing the change in closing levels of the DBCFH-TR™ itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not the DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns

for the Three and Nine Months Ended September 30, 2019 and 2018

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position				Short Position
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
Underlying Index Currency[1]	2019	2018	2019	2018	2019	2018	2019	2018
Norwegian Krone (NOK)	(0.20)%	—	(0.44)%	—	—	—	—	—
Australian Dollar (AUD)	—	(0.78)%	0.11%	1.99%	—	—	—	—
New Zealand Dollar (NZD)	(0.34)%	(1.01)%	(2.29)%	2.26%	—	—	—	—
Canadian Dollar (CAD)	0.12%	0.22%	0.81%	(0.17)%	—	—	—	—
Swiss Franc (CHF)	—	—	—	—	0.17%	(0.18)%	1.32%	(2.60)%
Euro (EUR)	—	—	—	—	0.56%	0.39%	2.31%	(1.29)%
Swedish Krona (SEK)	—	—	—	—	—	(0.05)%	1.69%	0.76%
Japanese Yen (JPY)	—	—	—	—	0.07%	—	(0.57)%	—

	DBCFH-TR™ - Index Returns
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.51%	0.50%	1.66%	1.34%
DBCFH-TR™	0.91%	(0.90)%	4.68%	2.33%

[1]

Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three and nine months ended September 30, 2019 and 2018, the Index (as per its rules) did not include a long or short USD futures position.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Fund Share Price Performance

For the three months ended September 30, 2019, the NYSE Arca market value of each Share increased 0.57% from $24.32 per Share to $24.46 per Share. The Share price low and high for the three months ended September 30, 2019 and related change from the Share price on June 30, 2019 was as follows: Shares traded at a low of $23.84 per Share (-1.95%) on August 12, 2019, and a high of $24.59 per Share (+1.11%) on July 17, 2019.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2019, the NAV of each Share increased 0.74% from $24.31 per Share to $24.49 per Share. For the three months ended September 30, 2019, gains in the long index currency positions in the Canadian Dollar and in the short index currency positions in the Euro, the Japanese Yen and the Swiss Franc were partially offset by losses in the long index currency positions in the New Zealand Dollar and the Norwegian Krone, contributing to an overall 0.39% increase in the level of the Index and to a 0.91% increase in the level of the DBCFH-TR™.

Net income (loss) for the three months ended September 30, 2019 was $0.2 million, primarily resulting from income of $0.1 million, net realized gain (loss) of $0.1 million and net change in unrealized gain (loss) of $(0.0) million and operating expenses of $0.0 million.

For the three months ended September 30, 2018, the NAV of each Share decreased 1.11% from $24.30 per Share to $24.03 per Share. For the three months ended September 30, 2018, losses in the long index currency positions in the Australian Dollar and New Zealand Dollar and in the short index currency positions in the Swedish Krona and Swiss Franc were partially offset by gains in the long index currency positions in the Canadian Dollar and in the short index currency positions in the Euro, contributing to an overall 1.41% decrease in the level of the Index and to a 0.90% decrease in the level of the DBCFH-TR™.

Net income (loss) for the three months ended September 30, 2018 was $(0.3) million, primarily resulting from income of $0.1 million, net realized gain (loss) of $(0.7) million and net change in unrealized gain (loss) of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Fund Share Price Performance

For the nine months ended September 30, 2019, the NYSE Arca market value of each Share increased 5.75% from $23.13 per Share to $24.46 per Share. The Share price low and high for the nine months ended September 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $23.39 per Share (+1.12%) on January 7, 2019, and a high of $24.71 per Share (+6.85%) on March 11, 2019.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2019, the NAV of each Share increased 4.12% from $23.52 per Share to $24.49 per Share. For the nine months ended September 30, 2019, gains in the long index currency positions in the Australian Dollar and the Canadian Dollar and in the short index currency positions in the Swiss Franc, the Euro and the Swedish Krona were partially offset by losses in the long index currency positions in the New Zealand Dollar and the Norwegian Krone and in the short index currency positions in the Japanese Yen, contributing to an overall 2.93% increase in the level of the Index and to a 4.68% increase in the level of the DBCFH-TR™.

Net income (loss) for the nine months ended September 30, 2019 was $1.0 million, primarily resulting from income of $0.5 million, net realized gain (loss) of $(0.1) million and net change in unrealized gain (loss) of $0.7 million and operating expenses of $0.1 million.

For the nine months ended September 30, 2018, the NAV of each Share increased 1.61% from $23.65 per Share to $24.03 per Share. For the nine months ended September 30, 2018, gains in the long index currency positions in the Australian Dollar and New Zealand Dollar and in the short index currency positions in the Swedish Krona were partially offset by losses in the long index currency positions in the Canadian Dollar and in the short index currency positions in the Euro and Swiss Franc, contributing to an overall 0.95% increase in the level of the Index and to a 2.33% increase in the level of the DBCFH-TR™.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2019.

				For the Nine Months Ended
				September 30, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$24,490,495	0.26%	$149,179	6

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$23,519,910	0.27%	$146,429	11

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, filed February 28, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2019 to July 31, 2019	—	$—
August 1, 2019 to August 31, 2019	—	—
September 1, 2019 to September 30, 2019	—	—
Total	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB G10 Currency Harvest Fund — September 30, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund — September 30, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund — December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB G10 Currency Harvest Fund — For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended September 30, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended September 30, 2018 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2019 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2018 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2019 and 2018 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB G10 Currency Harvest Fund — September 30, 2019.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

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

Dated: November 8, 2019