Form 10-K
period 2019-12-31
Invesco DB G10 Currency Harvest Fund
filed 2020-02-28
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33020

INVESCO DB G10 CURRENCY HARVEST FUND

(Exact name of registrant as specified in its charter)

Delaware	16-6562496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Invesco Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois	60515
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800)-983-0903

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	DBV	NYSE Arca, Inc.

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $24,320,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2020: 1,000,000

i

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

The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index (“Index Contracts”).  The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time (each an “Index Currency”, and collectively, the “Index Currencies”), are six of the following Group of Ten currencies: United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona (collectively, the “Eligible Index Currencies”). At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates. The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is approximately 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or the three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be approximately 1.66:1 when the Index re-balances. The Fund has in the past invested at the quarterly re-balance in excess of the targeted 2:1 ratio of aggregate notional value of futures to collateral used to margin those contracts.

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  The Fund holds as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance will reflect the appreciation or depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven by its strategy of trading futures contracts with the aim of seeking to track the Index.

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares ("Creation Units"). The Fund commenced investment operations on September 15, 2006. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on September 18, 2006 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The following table reflects the Fund and Index weights of each Index Currency as of December 31, 2019:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	*	*
Euro	(33.60)%	(33.15)%
Japanese Yen	(33.23)%	(33.31)%
Canadian Dollar	33.56%	33.59%
Swiss Franc	(33.64)%	(33.52)%
British Pound	—	—
Australian Dollar	—	—
New Zealand Dollar	—	—
Norwegian Krone	33.70%	33.81%
Swedish Krona	—	—

*

Although the United States Dollar may have been one of the Eligible Index Currencies (as hereinafter defined) associated with the top three highest or bottom three lowest interest rates, the Fund did not establish a long or short USD futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be 1.66:1 when the Fund re-balances.

Please see http://www.invesco.com/ETFs with respect to the most recently available weighted composition of the Fund and the composition of the Index.

The Index Sponsor calculates the Index on an excess return basis. The excess return basis calculation reflects the change in market value of the applicable underlying currency futures only.

In order to determine which Eligible Index Currencies to include in the Index from time-to-time, the Index Sponsor will review the composition of the Index on a quarterly basis five business days prior to the IMM Date. “IMM Date” means the third Wednesday of March, June, September and December, a traditional settlement date in the International Money Market.

The Index Sponsor will review the three month Libor rate for each Eligible Index Currency other than NZD, SEK, NOK, CAD, and AUD. The Index Sponsor will review the three-month rate of the New Zealand Bank Bill for NZD. The Index Sponsor  will review the three month Stibor rate and the three month Nibor rate for the SEK and NOK, respectively. The Index Sponsor will review the three month Canada Bankers Acceptance Rate for CAD.  The Index Sponsor will review the Australian Bank Bill Short Term Three Month Mid Rate for AUD.

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

The CME traded futures contract of each applicable Index Currency that is closest to expiration is used in the Index calculation. The Index Contracts are rolled during the Index Re-Weighting Period. The new futures contract on an Index Currency that has the next closest expiration date is selected. The calculation of the Index on an excess return basis is the weighted return on the change in price of the Index Contracts.

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of the Index Currencies. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies’ exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to December 31, 2019, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

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

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, served as a commodity trading advisor of the Fund during a portion of the periods covered by this report and is an affiliate of the Managing Owner. The Managing Owner may have utilized the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers received no compensation for providing this service. As of April 8, 2019, Invesco Advisers no longer serves as a commodity trading advisor of the Fund.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker for the years ended December 31, 2019, 2018 and 2017 were less than $6.00, $6.00 and $6.00, respectively per round-turn trade1.

[1]	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”, “Custodian” and “Transfer Agent”) is the administrator, custodian and transfer agent of the Fund. The Fund and the Administrator have entered into separate administrative and accounting, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

Market Risks

NAV May Not Always Correspond to Market Price and, as a Result, Creation Units May Be Created or Redeemed at a Value that Differs from the Market Price of the Shares.

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Fund’s assets. The trading price of Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the futures contracts on the Index Currencies and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca (the exchange on which the Shares trade) and the exchanges on which the Index Contracts are traded. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (Eastern time), liquidity in the markets for Index Contracts is expected to be reduced whenever the market for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these gaps in market trading hours.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 8.70%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year.

In addition, the Fund enters sell orders with the Commodity Broker from time to time, to liquidate Index Contract positions in order to satisfy redemption requests or to pay expenses and liabilities. The Fund is subject to the risk that temporary aberrations or distortions will occur in the market for futures contracts at the time those orders are executed. The prices received by the Fund from the liquidation of its positions could be adversely affected, which in turn could adversely affect the value of the Shares. Those aberrations or distortions may result from trading activities by other market participants or actions taken by the Commodity Broker, the CFTC, the exchange or other regulatory authorities. If the Fund’s positions are liquidated at inopportune times or in a manner that temporarily distorts the market or otherwise causes a pricing aberration, the value of the Shares may be adversely affected.

The Fund’s Trading of Index Contracts May Adversely Affect the Price that the Fund Pays for Index Contracts.

The prices that the Fund pays for Index Contracts may be adversely affected by the trading of Index Contracts by other market participants. Transactions by other market participants may be based on their awareness of the Fund’s positions in Index Contracts. If other market participants are able to anticipate the timing of the Fund’s Index Contract transactions, for instance, they may be able to execute transactions in advance of the Fund.  If that were to occur, those market participants may receive more favorable pricing for their Index Contract transactions than the Fund does for its own, subsequent Index Contract transactions. If the Fund’s Index Contract positions represent a significant part of the open long or short interest in those Index Contracts, moreover, other market participants may take that fact into account and trade in a manner that adversely affects the prices that the Fund obtains when trading Index Contract. The Fund may not be able to counteract adverse pricing effects of its own positions and transactions in futures contracts.

Withdrawal from Participation by Authorized Participants May Affect the Liquidity of Shares.

If one or more Authorized Participants withdraws from participation, it may become more difficult to create or redeem Creation Units, which may reduce the liquidity of the Shares. If it becomes more difficult to create or redeem Creation Units, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between futures contracts and the Shares, which may also affect the trading market and liquidity of the Shares.

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

An Investment in the Shares May Be Adversely Affected by Competition from Other Methods of Investing in Currencies.

The Fund competes with other financial vehicles, including mutual funds, ETFs and other investment companies, other index tracking commodity pools, actively traded commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to currencies, and direct investments in the underlying currencies or the Index Contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Shares and therefore reduce the liquidity of the Shares.

The NAV Calculation of the Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price Is Not Available on the Date of NAV Calculation.

Calculating the NAV of the Fund includes, in part, any unrealized profits or losses on open Index Contracts. Under normal circumstances, the NAV of the Fund reflects the settlement price of open Index Contracts on the date when the NAV is being calculated. However, if a settlement price for a futures contract could not be determined for any reason, the Managing Owner may value the Index Contract pursuant to policies the Managing Owner has adopted. In such a situation, there is a risk that the resulting calculation of the Fund’s NAV could be understated or overstated, perhaps to a significant degree.

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

Foreign exchange rates on the Index Currencies may also be influenced by changing supply and demand for a particular Index Currency, monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions, currency devaluations and revaluations. Governments may intervene in the currency markets in order to influence currency values directly. Expectations among market participants that a currency’s value soon will change may also affect exchange rates on the Index Currencies, and in turn, both the Index and the Index Contracts. These events and actions are unpredictable. The resulting volatility in the exchange rates on the underlying Index Currencies may materially and adversely affect the market value of the Index Contracts, which would then negatively impact the value of your Shares.

Substantial Sales of Index Currencies by the Official Sector Could Adversely Affect an Investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold certain Index Currencies as part of their reserve assets. The official sector holds a significant amount of Index Currencies that can be mobilized in the open market. In the event that future economic, political or social conditions require members of the official sector to sell significant amounts of their Index Currency holdings, such an increase in supply may outstrip demand for Index Currencies and depress their prices. Such a decline in prices may materially and adversely affect the market value of the Index Contracts, which would negatively impact the Shares.

Uncertainty Surrounding the United Kingdom’s Withdrawal from the European Union Could Adversely Affect an Investment in the Shares.

On June 23, 2016, the citizens of the United Kingdom (“UK”), a European Union (“EU”) member that had not adopted the Euro as its currency, voted to leave the EU (known as “Brexit”).  In March 2017, the UK formally notified the European Council of the UK’s intention to withdraw from the EU pursuant to Article 50 of the Treaty on European Union. This formal notification began a multi-year period of negotiations regarding the terms of the UK’s exit from the EU, which formally occurred on January 31, 2020. A transition period will take place following the UK’s exit where the UK will remain subject to EU rules but will have no role in the EU law-making process. During this transition period, UK and EU representatives will be negotiating the precise terms of their future relationship. The full scope and nature of the consequences of the exit are not at this time known and may impact the future direction of the value of the Index Currencies and the Shares. These uncertainties could increase volatility in the market prices of the Index Currencies and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

Futures Risks

Fluctuations in the Price of Assets Held by the Fund Could Have a Materially Adverse Effect on the Value of an Investment in Shares.

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index, over time, through the Fund’s investment in the Index Contracts. The value of the Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the Index Contracts may fluctuate widely. Several factors may affect the prices of the Index Contracts, including, but not limited to:

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

Because the Index Contracts Have No Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss.

Trading in futures contracts transfers the risk of future price movements from one market participant to another. For every gain in futures trading, there is an equal and offsetting loss. Accordingly, whether a futures trade is profitable for one party depends on whether the price paid, value received, or cost of delivery under the related futures contract is favorable to that party. The prices of stocks, bonds, and other assets could rise significantly, and the economy as a whole could prosper, while the Fund experiences losses as a result of pursuing its investment objective through trading the Index Contracts.

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

Index Risks

The Fund’s Performance May Not Always Replicate the Changes in the Levels of its Index.

Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors. It is possible that the Fund’s performance may not fully replicate the changes in levels of the Index due to disruptions in the markets for the relevant Index Currencies, the Index Contracts, or due to other extraordinary circumstances. The Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to the Index Currencies through Index Contracts.

In addition, the Fund may not be able to replicate the changes in levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by, as applicable, Treasury Income, Money Market Income and T-Bill ETF Income.

There can be no guarantee that the Index or the underlying methodology is free from error. It is also possible that third parties may seek to manipulate the value of the Index or the Index Currencies which, if successful, would be likely to have an adverse effect on the Fund’s performance.

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

Unusually Long Peak-to-Valley Drawdown Periods with Respect to the Index May be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of Shares.

“Peak-to-valley drawdown” represents the cumulative percentage decline in month-end NAV per Share due to losses sustained during any period in which the initial month-end NAV per Share is not equaled or exceeded by a subsequent month-end NAV per Share.

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced have occasionally been unusually long and have lasted for multi-year drawdown periods. Please see the chart on page 26 for information regarding worst peak-to-valley drawdown periods with respect to the Index.

Because it is expected that the Fund’s performance will track the change of its underlying Index, the Fund would experience a continuous drawdown during the period that the Index experiences such a drawdown. The value of your Shares will also decrease during such a period.

Regulatory Risks

Position Limits and Other Limitations on Futures Trading May Restrict the Creation of Creation Units and the Operation of the Fund.

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

The Index currently is not composed of any Index Currencies subject to position limits imposed by either the CFTC or the rules of the futures exchanges on which the Index Contracts are traded. To the extent position limits apply to the Fund, and if the Managing Owner determines that the Fund’s trading may be approaching any of these position limits, the Fund may reduce its trading in the corresponding commodity futures contracts or may trade futures contracts in other commodities that the Managing Owner determines will best position the Fund to pursue its investment objective. Depending on the outcome of any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund.

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

If the Fund became subject to position limits, position accountability levels or daily limits in the future, it may not be able to issue new Creation Units or reinvest income in additional currency futures contracts to the extent these restrictions limit its ability to establish new futures positions or otherwise transact in futures contracts. Limiting the size of the Fund, or restricting the Fund’s futures trading, under these requirements may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the NAV of the Shares.

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

The Fund’s Performance Could be Adversely Affected if the Commodity Broker Reduces its Internal Risk Limits for the Fund.

The CFTC requires futures commission merchants, like the Commodity Broker, to implement and evaluate from time-to-time risk-based limits on futures position and order sizes.  Under this regime, the Commodity Broker could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Fund.  Such a development would reduce the Fund’s capacity to transact in futures contracts.  In this scenario, the Fund could seek to enter into clearing relationships with one or more other clearing brokers with the goal of increasing its overall capacity to trade and clear futures contracts. The introduction of one or more additional clearing broker relationships would be likely to increase the Fund’s trading costs and could make its overall trading less efficient or more prone to error.  These consequences would be likely to detract from the Fund’s performance.

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

The Fund and the Managing Owner Are Subject to Extensive Legal and Regulatory Requirements.

The Fund is subject to a comprehensive scheme of regulation under the federal commodity futures trading and securities laws, as well as futures market rules and the rules and listing standards for its Shares. The Fund and the Managing Owner could each be subject to sanctions for a failure to comply with those requirements, which could adversely affect the Fund’s financial performance and its ability to pursue its investment objective. In addition, the SEC, CFTC, and exchanges are empowered to intervene in their respective markets in response to extreme market conditions. Any such interventions could adversely affect the Fund’s ability to pursue its investment objective and could lead to losses for the Fund and its Shareholders.

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

The Tax Cuts and Jobs Act (the “Tax Act”) Made Significant Changes to U.S. Federal Income Tax Rules.

The Tax Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and only apply to taxable years beginning after December 31, 2017 and before January 1, 2026. In particular for individuals, the Tax Act establishes for taxable years beginning after December 31, 2017 and before January 1, 2026 a 20% deduction for “qualified publicly traded partnership income” within the meaning of new Section 199A(e)(5) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable income for the year, but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because, as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

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

Other Risks

Disruptions in the Ability to Create and Redeem Creation Units May Adversely Affect Investors.

It is generally expected that the public trading price per Share will track the NAV per Share closely over time. The relationship between the public trading price per Share and the NAV per Share depends, to a considerable degree, on the ability of Authorized Participants or their clients or customers to purchase and redeem Creation Units in the ordinary course. If the process for creating or redeeming Shares is impaired for any reason, Authorized Participants and their clients or customers may not be able to purchase and redeem Creation Units or, even if possible, may choose not to do so. The inability to purchase and redeem Creation Units, or the partial impairment of the ability to purchase and redeem Creation Units, could result in Shares trading at a premium or discount to the NAV of the Fund. Such a premium or discount could be significant, depending upon the nature or duration of the impairment.

If the Fund were to issue all Shares that have been registered, it would not be able to create new Creation Units until it registered additional Shares and those additional Shares became available for sale. An inability to create new Creation Units could increase the possibility that the trading price per Share would not track closely the NAV per Share. In addition, the Fund may, in its discretion, suspend the creation of Creation Units. Suspension of creations may adversely affect how the Shares are traded and could cause Shares to trade at a premium or discount to the NAV of the Fund, perhaps to a significant degree.

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

Fees and Expenses May Deplete the Fund’s Assets if the Fund’s Investment Performance Is Not Favorable.

The Fund pays fees and expenses regardless of its investment performance. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.03% per annum in the aggregate and selling commissions. Selling commissions are not included in the Fund’s breakeven calculation. The sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income may not exceed its fees and expenses. If such income does not exceed its fees and expenses, in order to break even, the Fund’s futures trading activity will need to have a favorable performance that exceeds the difference between the sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income and its fees and expenses. If the Fund’s futures trading performance is not sufficiently favorable, the Fund’s expenses could deplete its assets over time. In such a scenario, the value of your Shares will decrease.

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

Redemption Orders for Creation Units May Be Subject to Postponement, Suspension or Rejection Under Certain Circumstances.

The Managing Owner may, in its discretion, suspend the right of redemption or postpone the redemption order settlement date with respect to Creation Units, for (1) any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement with the Authorized Participant, or if the fulfillment of the order, in the opinion of the Fund’s counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

It is ultimately within the discretion of the Managing Owner whether it will continue to operate and advise the Fund. The Managing Owner may withdraw from the Fund upon 120 days’ prior written notice to all Shareholders and the Trustee, which would cause the Fund to terminate unless a substitute managing owner was obtained. Shareholders owning 50% or more of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. See “Description of the Shares; Certain Material Terms of the Trust Agreement – Termination Events” in the Fund’s Prospectus for a

summary of termination events. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. In addition, Shareholders could receive less from the sale of the Fund’s assets in the event of its liquidation and termination than amounts that could be realized from sales of those assets other than in the case of a liquidation and termination. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

Cyber security failures or breaches of the Fund’s third party service providers (including, but not limited to, the Index Sponsor, the Administrator and  the Transfer Agent) or the money market mutual funds and T-Bill ETFs in which the Fund invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Shareholders or Authorized Participants to transact business in Shares and Creation Units respectively, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Fund and its Shareholders could be negatively impacted as a result.

While the Managing Owner has established business continuity plans and systems reasonably designed to detect and prevent such cyber attacks from being effective, there are inherent limitations in such plans and systems. For instance, it is possible that certain existing risks have not been identified or that new risks will emerge before countervailing measures can be implemented. Furthermore, the Fund cannot control, or even necessarily influence, the cyber security plans and systems put in place by the Fund’s third party service providers. Since the Fund is dependent upon third party service providers (including the Managing Owner) for substantially all of its operational needs, the Fund is subject to the risk that a cyber attack on a service provider will materially impair its normal operations even if the Fund itself is not subject to such an attack. In addition, a service provider that has experienced a cyber security incident may divert resources normally devoted to servicing the Fund to addressing the incident, which would be likely to have an adverse effect on the Fund’s operations. Cyber attacks may also cause disruptions to the futures exchanges and clearinghouses through which the Fund invests in futures contracts and to the exchanges on which the Fund buys and sells shares of T-Bill ETFs, which could result in disruptions to the Fund’s ability to pursue its investment objective, resulting in financial losses to the Fund and Shareholders.

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

Holders

As of January 31, 2020, the Fund had 55 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not Applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the Three Months Ended December 31, 2019 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2019 to October 31, 2019	—	$—
November 1, 2019 to November 30, 2019	—	—
December 1, 2019 to December 31, 2019	—	—
Total	—	$—
ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2019, 2018, 2017, 2016 and 2015 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Income	$528,638	$480,972	$365,115	$171,479	$26,162
Net investment income (loss)	$343,021	$273,770	$29,072	$(346,854)	$(755,737)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$827,712	$(173,161)	$(2,080,639)	$4,364,069	$(8,955,310)
Net Income (Loss)	$1,170,733	$100,609	$(2,051,567)	$4,017,215	$(9,711,047)
Net Income (Loss) per Share	$1.17	$0.15	$(1.22)	$1.60	$(2.16)
Return of Capital Distributions per General Share	$(0.34)	$(0.28)	$(0.02)	$—	$—
Return of Capital Distributions per Share	$(0.34)	$(0.28)	$(0.02)	$—	$—
Net increase (decrease) in cash	$—	$—	$—	$(4,652,970)	$1,767,435

	As of December 31,
	2019	2018	2017	2016	2015
Total Assets	$24,366,205	$23,913,239	$38,114,492	$50,024,505	$88,562,857
General Shares NAV	$24.35	$23.52	$23.65	$24.89	$23.29
Shares NAV	$24.35	$23.52	$23.65	$24.89	$23.29

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Income	$106,871	$132,882	$147,586	$141,299
Net investment income (loss)	$59,689	$85,603	$100,073	$97,656
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$140,459	$94,498	$(284,774)	$877,529
Net Income (loss)	$200,148	$180,101	$(184,701)	$975,185
Increase (decrease) in Net Asset Value	$(144,366)	$180,101	$(184,701)	$975,185
Net Income (loss) per Share (a)	$0.20	$0.18	$(0.18)	$0.97
Return of Capital Distributions per General Share (a)	$(0.34)	$—	$—	$—
Return of Capital Distributions per Share (a)	$(0.34)	$—	$—	$—

(a)

The amount shown for a share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

	For the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Income	$132,452	$124,390	$107,344	$116,786
Net investment income (loss)	$85,073	$76,883	$55,526	$56,288
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$(324,799)	$(347,285)	$672,700	$(173,777)
Net Income (loss)	$(239,726)	$(270,402)	$728,226	$(117,489)
Increase (decrease) in Net Asset Value	$(515,498)	$(270,402)	$(4,133,866)	$(9,404,242)
Net Income (loss) per Share (a)	$(0.23)	$(0.27)	$0.60	$0.05
Return of Capital Distributions per General Share (a)	$(0.28)	$—	$—	$—
Return of Capital Distributions per Share (a)	$(0.28)	$—	$—	$—

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  The Fund holds as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.  While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

As of the date of this Report, each of BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $0.6 million and $14.2 million during the years ended December 31, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2019, $64.6 million was paid to purchase United States Treasury Obligations and $68.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2018, $61.5 million was paid to purchase United States Treasury Obligations and $76.9 million was received from sales and maturing United States Treasury Obligations. $116.0 million was received from sales and maturing United States Treasury Obligations. $65.9 million was received from sales of affiliated investments and $69.3 million was paid to purchase affiliated investments during the year ended December 31, 2019. $12.3 million was received from sales of affiliated investments and $13.1 million was paid to purchase affiliated investments during the year ended December 31, 2018.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(0.6) million and $(14.2) million during the years ended December 31, 2019 and 2018, respectively. This included $14.1 million from Shares redeemed by Authorized Participants during the year ended December 31, 2018. There were no Shares redeemed by Authorized Participants during the year ended December 31, 2019.  There were no Shares purchased by Authorized Participants during the years ended December 31, 2019 and 2018. Payable for amount due to custodian increased (decreased) by $(0.3) million and $0.2 million during the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018 distributions paid to shareholders were $0.3 million and $0.3 million, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2019 and 2018. For performance discussion related to the year ended December 31, 2017, see the annual report for the year ended December 31, 2017 available at http://www.invesco.com/ETFs.

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Years Ended December 31, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBCFH-TR™ by disclosing the change in closing levels of the DBCFH-TR™ itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not the DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns

for the Years Ended December 31, 2019 and 2018

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position		Short Position
	Years Ended December 31,		Years Ended December 31,
Underlying Index Currency[1]	2019	2018	2019	2018
Australian Dollar (AUD)	0.14%	2.66%	—	—
Canadian Dollar (CAD)	1.10%	1.24%	—	—
New Zealand Dollar (NZD)	(2.77)%	2.26%	—	—
Norwegian Krone (NOK)	(0.45)%	—	—	—
Euro (EUR)	—	—	2.23%	(1.83)%
Swedish Krona (SEK)	—	—	2.04%	0.11%
Swiss Franc (CHF)	—	—	1.31%	(2.91)%
Japanese Yen (JPY)	—	—	(0.05)%	—

	DBCFH-TR™ - Index Returns
	Years Ended December 31,
	2019	2018
3-MONTH UNITED STATES TREASURY OBLIGATIONS	2.06%	1.93%
DBCFH-TR™	5.73%	1.54%

1

Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the years ended December 31, 2019 and 2018, the Index (as per its rules) did not include a long or short USD futures position.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Fund Share Price Performance

For the year ended December 31, 2019, the NYSE Arca market value of each Share increased from $23.13 per Share to $24.31 per Share. The Share price low and high for the year ended December 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $23.39 per Share (+1.12%) on January 7, 2019 and a high of $24.71 per Share (+6.85%) on March 11, 2019. On December 31, 2019, the Fund paid a distribution of $0.34450 for each General Share and Share to holders of record as of December 24, 2019. Therefore, the total return for the Fund on a market value basis, was +6.60%.

For the year ended December 31, 2018, the NYSE Arca market value of each Share decreased from $23.68 per Share to $23.13 per Share. The Share price low and high for the year ended December 31, 2018 and related change from the Share price on December 31, 2017 was as follows: Shares traded at a low of $22.55 per Share (-4.77%) on March 1, 2018, and a high of $24.93 per Share (+5.28%) on December 21, 2018. On December 31, 2018, the Fund paid a distribution of $0.27576 for each General Share and Share to holders of record as of December 26, 2018. Therefore, the total return for the Fund on a market value basis, was -1.21%.

Fund Share Net Asset Performance

For the year ended December 31, 2019, the NAV of each Share increased from $23.52 per Share to $24.34 per Share. For the year ended December 31, 2019, gains in the long index currency positions in the Australian Dollar and Canadian Dollar and the short index currency positions in the Euro, Swiss Franc and Swedish Krona were partially offset by losses in the long index currency positions in the New Zealand Dollar and Norwegian Krone and the short index currency positions in the Japanese Yen, contributing to an overall 3.54% increase in the level of the Index and to a 5.73% increase in the level of the DBCFH-TR™.  On December 31, 2019, the Fund paid a distribution of $0.34450 for each General Share and Share to holders of record as of December 24, 2019.  Therefore, the total return for the Fund on a NAV basis was +4.95%.

Net income (loss) for the year ended December 31, 2019 was $1.2 million, primarily resulting from income of $0.5 million, net realized gain (loss) of $0.0 million, net change in unrealized gain (loss) of $0.8 million and operating expenses of $0.1 million.

For the year ended December 31, 2018, the NAV of each Share decreased from $23.65 per Share to $23.52 per Share. For the year ended December 31, 2018, gains in the long index currency positions in the Australian Dollar, Canadian Dollar and New Zealand Dollar and the short index currency positions in the Swedish Krona were partially offset by losses in the short index currency positions in the Euro and Swiss Franc, contributing to an overall 0.44% decrease in the level of the Index and to a 1.54% increase in the level of the DBCFH-TR™. On December 31, 2018, the Fund paid a distribution of $0.27576 for each General Share and Share to holders of record as of December 26, 2018. Therefore, the total return for the Fund on a NAV basis was +0.61%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$24,346,129	0.24%	$137,123	7

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$23,519,910	0.27%	$146,429	11

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

We, Daniel Draper, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2019.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2019, as stated in their report on page 34 of the Fund’s Annual Report on Form 10-K.

By:	/S/ DANIEL DRAPER
Name:	Daniel Draper
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner

February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of Invesco DB G10 Currency Harvest Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB G10 Currency Harvest Fund (the “Fund”) as of December 31, 2019 and 2018, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”).  We also have audited the Fund's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on the Fund’s financial statements and on the Fund's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2020

We have served as the Fund’s auditor since 2013.

Invesco DB G10 Currency Harvest Fund

Statements of Financial Condition

December 31, 2019 and 2018

	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $17,971,240 and $20,954,883, respectively)	$17,974,012	$20,955,757
Affiliated investments, at value and cost	6,356,398	2,951,903
Other Investments:
Variation margin receivable - Currency Contracts	31,557	—
Receivable for:
Dividends from affiliates	4,238	5,579
Total assets	$24,366,205	$23,913,239
Liabilities
Other Investments:
Variation margin payable - Currency Futures Contracts	$—	$97,578
Payable for:
Due to custodian	—	275,771
Management fees	15,092	14,983
Brokerage commissions and fees	4,984	4,997
Total liabilities	20,076	393,329
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	974	941
Shareholders' equity—Shares	24,345,155	23,518,969
Total shareholders' equity	24,346,129	23,519,910
Total liabilities and equity	$24,366,205	$23,913,239

General Shares outstanding	40	40
Shares outstanding	1,000,000	1,000,000
Net asset value per share	$24.35	$23.52
Market value per share	$24.31	$23.13

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2019

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020 (b)	73.83%	$17,974,012	$18,000,000
Total United States Treasury Obligations (cost $17,971,240)	73.83%	$17,974,012
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio- Institutional Class, 1.47% (c) (cost $6,356,398)	26.11%	$6,356,398	6,356,398
Total Investments in Securities (cost $24,327,638)	99.94%	$24,330,410

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $998,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2019.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (d)	Unrealized Appreciation (Depreciation) (d)
Long Futures Contracts
Canadian Dollar	106	March - 2020	$8,171,010	$126,797	$126,797
Norwegian Krone	36	March - 2020	8,203,680	257,832	257,832
Subtotal - Long				$384,629	$384,629
Short Futures Contracts
Euro	58	March - 2020	$(8,179,450)	$(68,342)	$(68,342)
Japanese Yen	70	March - 2020	(8,089,813)	(38,503)	(38,503)
Swiss Franc	63	March - 2020	(8,190,000)	(137,795)	(137,795)
Subtotal - Short				$(244,640)	$(244,640)
Total Currency Futures Contracts				$139,989	$139,989

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (d)	Unrealized Appreciation (Depreciation) (d)
Long Futures Contracts
Australian Dollar	112	March-2019	$7,898,240	$(177,002)	$(177,002)
Canadian Dollar	107	March-2019	$7,865,570	(157,225)	(157,225)
Subtotal - Long				$(334,227)	$(334,227)
Short Futures Contracts
Euro	57	March-2019	$(8,209,781)	$(68,337)	$(68,337)
Swedish Krona	36	March-2019	$(8,155,440)	(149,759)	(149,759)
Swiss Franc	64	March-2019	$(8,195,200)	(85,850)	(85,850)
Subtotal - Short				$(303,946)	$(303,946)
Total Currency Futures Contracts				$(638,173)	$(638,173)

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Income
Interest Income	$456,347	$452,023	$348,091
Dividends from Affiliates	72,291	28,949	17,024
Total Income	528,638	480,972	365,115
Expenses
Management Fees	182,751	200,430	322,328
Brokerage Commissions and Fees	8,373	9,011	17,715
Interest Expense	744	821	566
Total Expenses	191,868	210,262	340,609
Less: Waivers	(6,251)	(3,060)	(4,566)
Net Expenses	185,617	207,202	336,043
Net Investment Income (Loss)	343,021	273,770	29,072
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	90	(1,611)	(954)
Currency Futures Contracts	47,562	90,103	(2,840,667)
Net Realized Gain (Loss)	47,652	88,492	(2,841,621)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,898	2,650	2,583
Currency Futures Contracts	778,162	(264,303)	758,399
Net Change in Unrealized Gain (Loss)	780,060	(261,653)	760,982
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	827,712	(173,161)	(2,080,639)
Net Income (Loss)	$1,170,733	$100,609	$(2,051,567)

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2019

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$941	1,000,000	$23,518,969	$23,519,910
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Return of Capital Distributions		(14)		(344,500)	(344,514)
Net Income (Loss)
Net Investment Income (Loss)		14		343,007	343,021
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		2		47,650	47,652
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		31		780,029	780,060
Net Income (Loss)		47		1,170,686	1,170,733
Net Change in Shareholders' Equity	—	33	—	826,186	826,219
Balance at December 31, 2019	40	$974	1,000,000	$24,345,155	$24,346,129

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

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2017

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2016	40	$996	2,000,000	$49,779,096	$49,780,092
Purchases of Shares			800,000	20,219,032	20,219,032
Redemption of Shares			(1,200,000)	(30,072,902)	(30,072,902)
Net Increase (Decrease) due to Share Transactions			(400,000)	(9,853,870)	(9,853,870)
Return of Capital Distributions		(1)		(30,736)	(30,737)
Net Income (Loss)
Net Investment Income (Loss)		1		29,071	29,072
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(68)		(2,841,553)	(2,841,621)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		18		760,964	760,982
Net Income (Loss)		(49)		(2,051,518)	(2,051,567)
Net Change in Shareholders' Equity	—	(50)	(400,000)	(11,936,124)	(11,936,174)
Balance at December 31, 2017	40	$946	1,600,000	$37,842,972	$37,843,918

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$1,170,733	$100,609	$(2,051,567)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(64,559,962)	(61,453,156)	(107,644,017)
Proceeds from securities sold and matured	67,999,522	76,906,646	115,979,537
Cost of affiliated investments purchased	(69,340,749)	(13,071,421)	(42,429,571)
Proceeds from affiliated investments sold	65,936,254	12,275,260	46,354,305
Net accretion of discount on United States Treasury Obligations	(455,827)	(451,399)	(348,092)
Net realized (gain) loss on United States Treasury Obligations	(90)	1,611	954
Net change in unrealized (gain) loss on United States Treasury Obligations	(1,898)	(2,650)	(2,583)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(129,135)	(113,482)	2,947
Dividends from affiliates	1,341	(3,638)	(520)
Management fees	109	(8,795)	(7,522)
Brokerage commissions and fees	(13)	(2)	(1)
Net cash provided by (used for) operating activities	620,285	14,179,583	9,853,870
Cash flows from financing activities:
Distributions paid to shareholders	(344,514)	(275,771)	(30,737)
Proceeds from purchases of Shares	—	—	20,219,032
Redemption of Shares	—	(14,148,846)	(30,072,902)
Increase (decrease) in payable for amount due to custodian	(275,771)	245,034	30,737
Net cash provided by (used for) financing activities	(620,285)	(14,179,583)	(9,853,870)
Net change in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$744	$821	$566

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Notes to Financial Statements

December 31, 2019

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

The Fund may invest directly in United States Treasury Obligations. The Fund may gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  The Fund holds as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2019, 2018 and 2017. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.  A distribution for the year ended December 31, 2019 was paid on December 31, 2019 to holders of record as of December 24, 2019 at a rate of $0.34450 for each General Share and Share for a total distribution of $14 to General Shares and $344,500 to Shares.

The table below shows distributions per General Share and Share and in total for the years presented:

	Years Ended December 31,
	2019	2018	2017
Distributions per General Share	$0.34450	$0.27576	$0.01921
Distributions per Share	$0.34450	$0.27576	$0.01921
Distributions paid to General Shares	$14	$11	$1
Distributions paid to Shares	$344,500	$275,760	$30,736

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2019, 2018 and 2017, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker for the years ended December 31, 2019, 2018 and 2017 were less than $6.00, $6.00 and $6.00, respectively per round-turn trade.
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

The Managing Owner waived fees of $6,251, $3,060 and $4,566 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Distributor

Invesco Distributors, Inc. (the “Distributor”) provids certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Fund’s administrator, The Bank of New York Mellon, with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”, “Custodian” and “Transfer Agent”) is the administrator, custodian and transfer agent of the Fund. The Fund and the Administrator have entered into separate administrative and accounting, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of December 31, 2019 and 2018.

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

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$17,974,012	$—	$17,974,012
Money Market Mutual Fund	6,356,398	—	—	6,356,398
Total Investments in Securities	6,356,398	17,974,012	—	24,330,410
Other Investments - Assets(a)
Currency Futures Contracts	384,629	—	—	384,629
Other Investments - Liabilities(a)
Currency Futures Contracts	(244,640)	—	—	(244,640)
Total Other Investments	139,989	—	—	139,989
Total Investments	$6,496,387	$17,974,012	$—	$24,470,399

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$20,955,757	$—	$20,955,757
Money Market Mutual Fund	2,951,903	—	—	2,951,903
Total Investments in Securities	2,951,903	20,955,757	—	23,907,660
Other Investments - Assets(a)
Currency Futures Contracts	—	—	—	—
Other Investments - Liabilities(a)
Currency Futures Contracts	(638,173)	—	—	(638,173)
Total Other Investments	(638,173)	—	—	(638,173)
Total Investments	$2,313,730	$20,955,757	$—	$23,269,487

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31,
	2019		2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$384,629	$(244,640)	$—	$(638,173)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$384,629	$(353,072)	$31,557	$—	$—	$31,557

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$540,595	$(638,173)	$(97,578)	$97,578	$—	$—

(a)	As of December 31, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

	Location of Gain or (Loss) on Derivatives	Years Ended December 31,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018	2017
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$47,562	$90,103	$(2,840,667)
	Net Change in Unrealized Gain (Loss)	778,162	(264,303)	758,399
Total		$825,724	$(174,200)	$(2,082,268)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Years Ended December 31,
	2019	2018	2017
Average Notional Value - Short	$(24,246,172)	$(27,236,486)	$(44,112,944)
Average Notional Value - Long	$16,113,085	$18,164,340	$35,834,064

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

Note 10 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2019, 2018 and 2017. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2019	2018	2017
Net Asset Value
Net asset value per Share, beginning of period	$23.52	$23.65	$24.89
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	0.83	(0.10)	(1.24)
Net investment income (loss) (a)	0.34	0.25	0.02
Net income (loss)	1.17	0.15	(1.22)
Less:
Return of Capital Distributions	(0.34)	(0.28)	(0.02)
Net asset value per Share, end of period	$24.35	$23.52	$23.65
Market value per Share, beginning of period (b)	$23.13	$23.68	$24.88
Market value per Share, end of period (b)	$24.31	$23.13	$23.68

Ratio to average Net Assets
Net investment income (loss)	1.41%	1.02%	0.07%
Expenses, after waivers	0.76%	0.78%	0.78%
Expenses, prior to waivers	0.79%	0.79%	0.79%
Total Return, at net asset value (c)	4.99%	0.61%	(4.91)%
Total Return, at market value (c)	6.60%	(1.21)%	(4.74)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)

Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares at NAV on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019, the end of the period covered by this Annual Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2019. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 33 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2019, as stated in their report on page 34 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2019, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Daniel Draper	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Kristie Feinberg	Board of Managers
Annette Lege	Principal
Kelli Gallegos	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr	Board of Managers
Brian Hartigan	Global Head of ETF Investments

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Mr. Draper, Ms. Feinberg and Mr. Zerr.

The Board of Managers has established an Audit Committee with the following members: Mr. Draper, Ms. Feinberg and Mr. Zerr.  The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund’s financial statements, the Fund’s compliance with legal and regulatory requirements, the qualifications and independence of the Fund’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Daniel Draper (51) has been Chief Executive Officer of the Managing Owner since March 24, 2016. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Draper has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew SIF person status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Peter Hubbard (39) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Kristie Feinberg (44) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. She was appointed to this position in May 2019. In this capacity, Ms.  Feinberg is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. She has also served as a Member of the Board of Managers of the Managing Owner since June 2019. From January 2001 to May 2019, she served as Senior Vice President and Corporate Treasurer for OFI Global Asset Management, a global investment management company offering various retail and institutional investment solutions. She received an M.B.A. in finance from Columbia University and a B.A. in Economics from St. Cloud State University. Additionally Ms. Feinberg is a CFA® charterholder, a Financial Risk Manager – Certified by the Global Association of Risk Professionals and a Certified Treasury Professional. Ms. Feinberg was listed as a principal of the Managing Owner on June 20, 2019.

Annette Lege (50) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, on March 22, 2017.

Kelli Gallegos (49) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (43) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (57) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd since February 2018. Prior to his current position, Mr. Zerr served as Managing Director and General Counsel for U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd.

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

Brian Hartigan (41) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts.  In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University.  He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

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

In addition, since November 29, 2016, all payment accruals and commissions have been paid to the Commodity Broker.

For the year ended December 31, 2019, the Fund has incurred Management Fees of $182,751 of which $167,659 had been paid at December 31, 2019. Management Fees of $15,092 were unpaid at December 31, 2019 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2019, the Fund has incurred brokerage commissions of $8,373 of which $3,389 had been paid at December 31, 2019. Brokerage commissions of $4,984 were unpaid at December 31, 2019 and are reported as a liability on the Statements of Financial Condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2020, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2019 and 2018.

	Fiscal Years Ended December 31,
	2019	2018
Audit Fees	$78,660	$78,660
Audit-Related Fees (1)	5,000	—
Tax Fees (2)	13,113	37,666
All Other Fees	—	—
Total	$96,773	$116,326

(1)	Audit-Related Fees for the fiscal year ended December 31, 2019 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for the fiscal years ended December 31, 2019 and 2018 include fees billed for preparing tax forms.

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

(a)(1) Financial Statements

See financial statements commencing on page 32 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest

10.1	Futures and Options Agreement [5]

10.2	Form of Administration Agreement [6]

10.3	Form of Global Custody Agreement [6]

10.4	Form of Transfer Agency and Service Agreement [4]

10.5	Distribution Services Agreement [7]

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB G10 Currency Harvest Fund — December 31, 2019 and December 31, 2018, (ii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund —December 31, 2019, (iii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund —December 31, 2018, (iv) the Statements of Income and Expenses of Invesco DB G10 Currency Harvest Fund —Years Ended December 31, 2019, 2018 and 2017, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund —Year Ended December 31, 2019, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund —Year Ended December 31, 2018, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund —Year Ended December 31, 2017, (viii) the Statements of Cash Flows of Invesco DB G10 Currency Harvest Fund —Years Ended December 31, 2019, 2018 and 2017, and (ix) Notes to Financial Statements of Invesco DB G10 Currency Harvest Fund.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4	Previously filed as an exhibit to Form S-1 on March 16, 2006 and incorporated herein by reference.
5	Previously filed as an exhibit to Form 8-K on February 19, 2016 and incorporated herein by reference.
6	Previously filed as an exhibit to Form 8-K on October 1, 2019 and incorporated herein by reference.
7	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB G10 Currency Harvest Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 27, 2020		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: February 27, 2020		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ KRISTIE FEINBERG Kristie Feinberg	Manager	February 27, 2020

/s/ JOHN ZERR John Zerr	Manager	February 27, 2020
*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.