Form 10-Q
period 2020-06-30
Invesco DB G10 Currency Harvest Fund
filed 2020-08-07
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

          Indicate the number of outstanding Shares as of June 30, 2020: 600,000

INVESCO DB G10 CURRENCY HARVEST FUND

QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB G10 Currency Harvest Fund

Statements of Financial Condition

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $6,998,227 and $17,971,240, respectively)	$6,998,274	$17,974,012
Affiliated investments, at value and cost	7,161,767	6,356,398
Other Investments:
Variation margin receivable - Currency Futures Contracts	59,036	31,557
Cash held by custodian	36,064	—
Receivable for:
Dividends from affiliates	785	4,238
Total assets	$14,255,926	$24,366,205
Liabilities
Payable for:
Management fees	7,259	15,092
Brokerage commissions and fees	5,000	4,984
Total liabilities	12,259	20,076
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	950	974
Shareholders' equity—Shares	14,242,717	24,345,155
Total shareholders' equity	14,243,667	24,346,129
Total liabilities and equity	$14,255,926	$24,366,205

General Shares outstanding	40	40
Shares outstanding	600,000	1,000,000
Net asset value per share	$23.74	$24.35
Market value per share	$23.60	$24.31

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

June 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.170% due September 10, 2020 (b)	49.13%	$6,998,274	7,000,000
Total United States Treasury Obligations (cost $6,998,227)	49.13%	$6,998,274
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 0.08% (cost $7,161,767) (c)(d)	50.28%	$7,161,767	7,161,767
Total Investments in Securities (cost $14,159,994)	99.41%	$14,160,041

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,999,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2020.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (e)	Unrealized Appreciation (Depreciation) (e)
Long Futures Contracts
Canadian Dollar	65	September-2020	$4,785,300	$9,410	$9,410
Norwegian Krone	23	September-2020	4,775,720	6,920	6,920
Subtotal - Long				$16,330	$16,330
Short Futures Contracts
Euro	34	September-2020	$(4,782,738)	$15,668	$15,668
Japanese Yen	41	September-2020	(4,751,387)	40,014	40,014
Swiss Franc	36	September-2020	(4,761,000)	(4,703)	(4,703)
Subtotal - Short				$50,979	$50,979
Total Currency Futures Contracts				$67,309	$67,309

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020 (b)	73.83%	$17,974,012	$18,000,000
Total United States Treasury Obligations (cost $17,971,240)	73.83%	$17,974,012
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 1.47% (cost $6,356,398) (c)(d)	26.11%	$6,356,398	6,356,398
Total Investments in Securities (cost $24,327,638)	99.94%	$24,330,410

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $998,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2019.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
Canadian Dollar	106	March-2020	$8,171,010	$126,797	$126,797
Norwegian Krone	36	March-2020	8,203,680	257,832	257,832
Subtotal - Long				$384,629	$384,629
Short Futures Contracts
Euro	58	March-2020	$(8,179,450)	$(68,342)	$(68,342)
Japanese Yen	70	March-2020	(8,089,813)	(38,503)	(38,503)
Swiss Franc	63	March-2020	(8,190,000)	(137,795)	(137,795)
Subtotal - Short				$(244,640)	$(244,640)
Total Currency Futures Contracts				$139,989	$139,989

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income
Interest Income	$30,173	$140,866	$88,843	$235,423
Dividends from Affiliates	2,410	6,720	24,836	53,462
Total Income	32,583	147,586	113,679	288,885
Expenses
Management Fees	29,436	45,565	69,950	90,597
Brokerage Commissions and Fees	1,515	2,298	3,416	4,488
Interest Expense	120	182	269	302
Total Expenses	31,071	48,045	73,635	95,387
Less: Waivers	(3,012)	(532)	(6,038)	(4,231)
Net Expenses	28,059	47,513	67,597	91,156
Net Investment Income (Loss)	4,524	100,073	46,082	197,729
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	1,579	90	1,579	90
Currency Futures Contracts	615,328	(473,240)	(605,468)	(169,526)
Net Realized Gain (Loss)	616,907	(473,150)	(603,889)	(169,436)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(29,685)	2,000	(2,725)	3,039
Currency Futures Contracts	214,101	186,376	(72,680)	759,152
Net Change in Unrealized Gain (Loss)	184,416	188,376	(75,405)	762,191
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	801,323	(284,774)	(679,294)	592,755
Net Income (Loss)	$805,847	$(184,701)	$(633,212)	$790,484

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2020	40	$900	800,000	$18,001,549	$18,002,449
Purchases of Shares			—	—	—
Redemption of Shares			(200,000)	(4,564,629)	(4,564,629)
Net Increase (Decrease) due to Share Transactions			(200,000)	(4,564,629)	(4,564,629)
Net Income (Loss)
Net Investment Income (Loss)		—		4,524	4,524
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		40		616,867	616,907
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		10		184,406	184,416
Net Income (Loss)		50		805,797	805,847
Net Change in Shareholders' Equity	—	50	(200,000)	(3,758,832)	(3,758,782)
Balance at June 30, 2020	40	$950	600,000	$14,242,717	$14,243,667

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

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$974	1,000,000	$24,345,155	$24,346,129
Purchases of Shares			—	—	—
Redemption of Shares			(400,000)	(9,469,250)	(9,469,250)
Net Increase (Decrease) due to Share Transactions			(400,000)	(9,469,250)	(9,469,250)
Net Income (Loss)
Net Investment Income (Loss)		2		46,080	46,082
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(23)		(603,866)	(603,889)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(3)		(75,402)	(75,405)
Net Income (Loss)		(24)		(633,188)	(633,212)
Net Change in Shareholders' Equity	—	(24)	(400,000)	(10,102,438)	(10,102,462)
Balance at June 30, 2020	40	$950	600,000	$14,242,717	$14,243,667

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

Invesco DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(633,212)	$790,484
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(19,936,547)	(23,287,836)
Proceeds from securities sold and matured	30,999,899	21,499,521
Cost of affiliated investments purchased	(31,147,171)	(20,156,769)
Proceeds from affiliated investments sold	30,341,802	21,807,762
Net accretion of discount on United States Treasury Obligations	(88,760)	(235,151)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(1,579)	(90)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	2,725	(3,039)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(27,479)	(120,252)
Dividends from affiliates	3,453	3,987
Management fees	(7,833)	(201)
Brokerage commissions and fees	16	5
Net cash provided by (used in) operating activities	9,505,314	298,421
Cash flows from financing activities:
Redemption of Shares	(9,469,250)	—
Increase (Decrease) in payable for amount due to custodian	—	(275,771)
Net cash provided by (used in) financing activities	(9,469,250)	(275,771)
Net change in cash	36,064	22,650
Cash at beginning of period	—	—
Cash at end of period	$36,064	$22,650
Supplemental disclosure of cash flow information
Cash paid for interest	$269	$302

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

June 30, 2020

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, acts of terrorism or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were paid for the three and six months ended June 30, 2020 and 2019.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2020 and 2019, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade for the three and six months ended June 30, 2020 and 2019, respectively.

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

The Managing Owner waived fees of $3,012 and $6,038 for the three and six months ended June 30, 2020. The Managing Owner waived fees of $532 and $4,231 for the three and six months ended June 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$6,998,274	$—	$6,998,274
Money Market Mutual Fund	7,161,767	—	—	7,161,767
Total Investments in Securities	7,161,767	6,998,274	—	14,160,041
Other Investments - Assets(a)
Currency Futures Contracts	72,012	—	—	72,012
Other Investments - Liabilities(a)
Currency Futures Contracts	(4,703)	—	—	(4,703)
Total Other Investments	67,309	—	—	67,309
Total Investments	$7,229,076	$6,998,274	$—	$14,227,350

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$17,974,012	$—	$17,974,012
Money Market Mutual Fund	6,356,398	—	—	6,356,398
Total Investments in Securities	6,356,398	17,974,012	—	24,330,410
Other Investments - Assets(a)
Currency Futures Contracts	384,629	—	—	384,629
Other Investments - Liabilities(a)
Currency Futures Contracts	(244,640)	—	—	(244,640)
Total Other Investments	139,989	—	—	139,989
Total Investments	$6,496,387	$17,974,012	$—	$24,470,399

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$72,012	$(4,703)	$384,629	$(244,640)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$615,328	$(473,240)
	Net Change in Unrealized Gain (Loss)	214,101	186,376
Total		$829,429	$(286,864)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(605,468)	$(169,526)
	Net Change in Unrealized Gain (Loss)	(72,680)	759,152
Total		$(678,148)	$589,626

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average Notional Value - Short	$(16,031,958)	$(24,363,908)	$(18,913,324)	$(24,316,693)
Average Notional Value - Long	$14,973,755	$16,214,368	$14,945,879	$16,144,886

Note 8 – Investments in Affiliates

Invesco Premier U.S. Government Money Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$4,914,839	$23,858,905	$(21,611,977)	$-	$-	$7,161,767	$2,410

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$6,356,398	$31,147,171	$(30,341,802)	$-	$-	$7,161,767	$24,836

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2019.

	Value 03/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$1,524,446	$1,478,328	$(1,701,863)	$-	$-	$1,300,911	$6,720

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$2,951,904	$20,156,769	$(21,807,762)	$-	$-	$1,300,911	$53,462

Note 9 - Share Purchases and Redemptions

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

Note 10 - Commitments and Contingencies

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$22.50	$24.49	$24.35	$23.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	1.23	(0.28)	(0.67)	0.59
Net investment income (loss) (a)	0.01	0.10	0.06	0.20
Net income (loss)	1.24	(0.18)	(0.61)	0.79
Net asset value per Share, end of period	$23.74	$24.31	$23.74	$24.31
Market value per Share, beginning of period (b)	$20.61	$24.46	$24.31	$23.13
Market value per Share, end of period (b)	$23.60	$24.32	$23.60	$24.32

Ratio to average Net Assets (c)
Net investment income (loss)	0.12%	1.65%	0.49%	1.64%
Expenses, after waivers	0.71%	0.78%	0.72%	0.75%
Expenses, prior to waivers	0.79%	0.79%	0.79%	0.79%
Total Return, at net asset value (d)	5.51%	(0.73)%	(2.50)%	3.36%
Total Return, at market value (d)	14.51%	(0.57)%	(2.92)%	5.15%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund and Index weights of each Index Currency as of June 30, 2020:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	*	*
Euro	(33.58)%	(33.27)%
Japanese Yen	(33.36)%	(33.09)%
Canadian Dollar	33.60%	33.35%
Swiss Franc	(33.43)%	(33.51)%
British Pound	—	—
Australian Dollar	—	—
New Zealand Dollar	—	—
Norwegian Krone	33.53%	33.43%
Swedish Krona	—	—

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

Operating Activities

Net cash flow provided by (used in) operating activities was $9.5 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2020, $19.9 million was paid to purchase United States Treasury Obligations and $31.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2019, $23.3 million was paid to purchase United States Treasury Obligations and $21.5 million was received from sales and maturing United States Treasury Obligations. $30.3 million was received from sales of affiliated investments and $31.1 million was paid to purchase affiliated investments during the six months ended June 30, 2020. $21.8 million was received from sales of affiliated investments and $20.2 million was paid to purchase affiliated investments during the six months ended June 30, 2019.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(9.5) million and $(0.3) million during the six months ended June 30, 2020 and 2019, respectively. This included $9.5 million and $0.0 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2020 and 2019, respectively. There were no Shares purchased by Authorized Participants during the six months ended June 30, 2020 and 2019. Payable for amount due to Custodian increased (decreased) $0.0 million and $0.3 million during the six months ended June 30, 2020 and 2019, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DB G10 CURRENCY FUTURE HARVEST INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and six months ended June 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three and Six Months Ended June 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBCFH-TR™ by disclosing the change in closing levels of the DBCFH-TR™ itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not the DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns

for the Three and Six Months Ended June 30, 2020 and 2019

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position				Short Position
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
Underlying Index Currency[1]	2020	2019	2020	2019	2020	2019	2020	2019
Australian Dollar (AUD)	—	—	—	0.11%	—	—	—	—
New Zealand Dollar (NZD)	2.62%	(0.99)%	(1.60)%	(0.59)%	—	—	—	—
Canadian Dollar (CAD)	1.21%	(0.08)%	1.43%	1.25%	—	—	—	—
Swiss Franc (CHF)	—	—	—	—	(0.43)%	0.18%	0.30%	0.29%
Euro (EUR)	—	—	—	—	(0.54)%	0.09%	0.09%	0.68%
Swedish Krona (SEK)	—	—	—	—	—	—	—	1.68%
Norwegian Krone (NOK)	2.59%	—	(2.82)%	—	—	—	—	—
Japanese Yen (JPY)	—	—	—	—	0.24%	(0.38)%	(0.07)%	(0.89)%

	DBCFH-TR™ - Index Returns
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.04%	0.57%	0.31%	1.14%
DBCFH-TR™	5.73%	(0.60)%	(2.37)%	3.74%

[1]

Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three and six months ended June 30, 2020 and 2019, the Index (as per its rules) did not include a long or short USD futures position.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the three months ended June 30, 2020, the NYSE Arca market value of each Share increased from $20.61 per Share to $23.60 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on March 31, 2020 was as follows: Shares traded at a low of $22.18 per Share (+7.59%) on April 1, 2020, and a high of $24.28 per Share (+17.78%) on June 8, 2020. The total return for the Fund, on a market value basis, was +14.51%.

For the three months ended June 30, 2019, the NYSE Arca market value of each Share decreased from $24.46 per Share to $24.32 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on March 31, 2019 was as follows: Shares traded at a low of $24.04 per Share (-1.72%) on June 21, 2019, and a high of $24.64 per Share (+0.76%) on April 26, 2019. The total return for the Fund, on a market value basis, was -0.57%.

Fund Share Net Asset Performance

For the three months ended June 30, 2020, the NAV of each Share increased from $22.50 per Share to $23.74 per Share. For the three months ended June 30, 2020, gains in the long index currency positions in the Canadian Dollar, New Zealand Dollar and Norwegian Krone and in the short index currency position in the Japanese Yen were partially offset by losses in the short index currency positions in the Euro and Swiss Franc, contributing to an overall 5.69% increase in the level of the Index and to a 5.73% increase in the level of the DBCFH-TR™. The total return for the Fund, on a NAV basis, was +5.51%.

Net income (loss) for the three months ended June 30, 2020 was $0.8 million, primarily resulting from income of $0.0 million, net realized gain (loss) of $0.6 million, net change in unrealized gain (loss) of $0.2 million and net operating expenses of $0.0 million.

For the three months ended June 30, 2019, the NAV of each Share decreased from $24.49 per Share to $24.31 per Share. For the three months ended June 30, 2019, losses in the long index currency positions in the New Zealand Dollar and the Canadian Dollar and the short index currency positions in the Japanese Yen were partially offset by gains in the short index currency positions in the Swiss Franc and Euro, contributing to an overall 1.18% decrease in the level of the Index and to a 0.60% decrease in the level of the DBCFH- TR™. The total return for the Fund, on a NAV basis, was -0.73%.

Net income (loss) for the three months ended June 30, 2019 was $(0.2) million, primarily resulting from income of $0.1 million, net realized gain (loss) of $(0.5) million, net change in unrealized gain (loss) of $0.2 million and net operating expenses of $0.0 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the six months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $24.31 per Share to $23.60 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $20.61 per Share (-15.22%) on March 31, 2020, and a high of $24.45 per Share (+0.56%) on January 14, 2020. The total return for the Fund, on a market value basis, was -2.92%.

For the six months ended June 30, 2019, the NYSE Arca market value of each Share increased from $23.13 per Share to $24.32 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $23.39 per Share (+1.12%) on January 7, 2019, and a high of $24.71 per Share (+6.85%) on March 11, 2019. The total return for the Fund, on a market value basis, was +5.15%.

Fund Share Net Asset Performance

For the six months ended June 30, 2020, the NAV of each Share decreased from $24.34 per Share to $23.74 per Share. For the six months ended June 30, 2020, losses in the long index currency positions in the New Zealand Dollar and Norwegian Krone and in the short index currency position in the Japanese Yen were partially offset by gains in the short index currency positions in the Euro and Swiss Franc, contributing to an overall 2.68% decrease in the level of the Index and to a 2.37% decrease in the level of the DBCFH-TR™. The total return for the Fund, on a NAV basis, was -2.46%.

Net income (loss) for the six months ended June 30, 2020 was $(0.6) million, primarily resulting from income of $0.1 million, net realized gain (loss) of $(0.6) million, net change in unrealized gain (loss) of $(0.1) million and net operating expenses of $0.0 million.

For the six months ended June 30, 2019, the NAV of each Share increased from $23.52 per Share to $24.31 per Share. For the six months ended June 30, 2019, gains in the long index currency positions in the Australian Dollar and the Canadian Dollar and the short index currency positions in the Swiss Franc, the Euro and the Swedish Krona were partially offset by losses in the long index currency positions in the New Zealand Dollar and the short index currency positions in the Japanese Yen, contributing to an overall 2.53% increase in the level of the Index and to a 3.74% increase in the level of the DBCFH-TR™. The total return for the Fund, on a NAV basis, was +3.36%.

Net income (loss) for the six months ended June 30, 2019 was $0.8 million, primarily resulting from income of $0.3 million, net realized gain (loss) of $(0.2) million, net change in unrealized gain (loss) of $0.8 million and net operating expenses of $0.1 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2020.

				For the Six Months Ended
				June 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$14,243,667	0.51%	$170,283	12

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$24,346,129	0.24%	$137,123	7

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Risk that the COVID-19 Pandemic Will Cause Economic Turmoil.

An outbreak of a novel and highly contagious form of coronavirus, COVID-19, has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

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

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak is rapidly evolving, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2020 to April 30, 2020	—	$—
May 1, 2020 to May 31, 2020	200,000	22.82
June 1, 2020 to June 30, 2020	—	—
Total	200,000	$22.82

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB G10 Currency Harvest Fund — June 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund — June 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund — December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB G10 Currency Harvest Fund — For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended June 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended June 30, 2019 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Six Months Ended June 30, 2020 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Six Months Ended June 30, 2019 (ix) the Statements of Cash Flows of Invesco DB G10 Currency Harvest Fund — For the Six Months Ended June 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB G10 Currency Harvest Fund — June 30, 2020.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB G10 Currency Harvest Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2020		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 6, 2020		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools