Form 10-Q
period 2020-09-30
Invesco DB G10 Currency Harvest Fund
filed 2020-11-06
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

          Indicate the number of outstanding Shares as of September 30, 2020: 600,000

INVESCO DB G10 CURRENCY HARVEST FUND

QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB G10 Currency Harvest Fund

Statements of Financial Condition

September 30, 2020 and December 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $6,998,633 and $17,971,240, respectively)	$6,998,820	$17,974,012
Affiliated investments, at value and cost	6,947,632	6,356,398
Other Investments:
Variation margin receivable - Currency Futures Contracts	87,540	31,557
Receivable for:
Dividends from affiliates	63	4,238
Total assets	$14,034,055	$24,366,205
Liabilities
Payable for:
Management fees	7,769	15,092
Brokerage commissions and fees	5,000	4,984
Total liabilities	12,769	20,076
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	935	974
Shareholders' equity—Shares	14,020,351	24,345,155
Total shareholders' equity	14,021,286	24,346,129
Total liabilities and equity	$14,034,055	$24,366,205

General Shares outstanding	40	40
Shares outstanding	600,000	1,000,000
Net asset value per share	$23.37	$24.35
Market value per share	$23.27	$24.31

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

September 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.105% due December 3, 2020 (b)	14.26%	$1,999,702	$2,000,000
U.S. Treasury Bills, 0.110% due December 17, 2020	35.66	4,999,118	5,000,000
Total United States Treasury Obligations (cost $6,998,633)	49.92%	$6,998,820
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Government & Agency Portfolio, Institutional Class, 0.02% (cost $6,947,632) (c)(d)	49.55%	$6,947,632	6,947,632
Total Investments in Securities (cost $13,946,265)	99.47%	$13,946,452
(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,999,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2020.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (e)	Unrealized Appreciation (Depreciation) (e)
Long Futures Contracts
Canadian Dollar	62	December-2020	$4,658,060	$(44,730)	$(44,730)
New Zealand Dollar	71	December-2020	4,695,230	(31,800)	$(31,800)
Norwegian Krone	21	December-2020	4,494,840	(141,801)	$(141,801)
Subtotal - Long				$(218,331)	$(218,331)
Short Futures Contracts
Euro	32	December-2020	$(4,694,200)	$46,753	$46,753
Japanese Yen	40	December-2020	(4,743,750)	(26,140)	(26,140)
Swiss Franc	34	December-2020	(4,622,725)	61,812	61,812
Subtotal - Short				$82,425	$82,425
Total Currency Futures Contracts				$(135,906)	$(135,906)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income
Interest Income	$2,164	$121,792	$91,007	$357,215
Dividends from Affiliates	503	11,090	25,339	64,552
Total Income	2,667	132,882	116,346	421,767
Expenses
Management Fees	26,754	45,971	96,704	136,568
Brokerage Commissions and Fees	1,248	2,058	4,664	6,546
Interest Expense	25	212	294	514
Total Expenses	28,027	48,241	101,662	143,628
Less: Waivers	(3,062)	(962)	(9,100)	(5,193)
Net Expenses	24,965	47,279	92,562	138,435
Net Investment Income (Loss)	(22,298)	85,603	23,784	283,332
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	62	—	1,641	90
Currency Futures Contracts	2,930	109,305	(602,538)	(60,221)
Net Realized Gain (Loss)	2,992	109,305	(600,897)	(60,131)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	140	1,238	(2,585)	4,277
Currency Futures Contracts	(203,215)	(16,045)	(275,895)	743,107
Net Change in Unrealized Gain (Loss)	(203,075)	(14,807)	(278,480)	747,384
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(200,083)	94,498	(879,377)	687,253
Net Income (Loss)	$(222,381)	$180,101	$(855,593)	$970,585

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2020	40	$950	600,000	$14,242,717	$14,243,667
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		(1)		(22,297)	(22,298)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(4)		2,996	2,992
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(10)		(203,065)	(203,075)
Net Income (Loss)		(15)		(222,366)	(222,381)
Net Change in Shareholders' Equity	—	(15)	—	(222,366)	(222,381)
Balance at September 30, 2020	40	$935	600,000	$14,020,351	$14,021,286

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

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$974	1,000,000	$24,345,155	$24,346,129
Purchases of Shares			—	—	—
Redemption of Shares			(400,000)	(9,469,250)	(9,469,250)
Net Increase (Decrease) due to Share Transactions			(400,000)	(9,469,250)	(9,469,250)
Net Income (Loss)
Net Investment Income (Loss)		1		23,783	23,784
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(27)		(600,870)	(600,897)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(13)		(278,467)	(278,480)
Net Income (Loss)		(39)		(855,554)	(855,593)
Net Change in Shareholders' Equity	—	(39)	(400,000)	(10,324,804)	(10,324,843)
Balance at September 30, 2020	40	$935	600,000	$14,020,351	$14,021,286

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

Invesco DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(855,593)	$970,585
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(26,934,615)	(46,653,890)
Proceeds from securities sold and matured	37,999,786	44,499,522
Cost of affiliated investments purchased	(41,180,713)	(44,336,191)
Proceeds from affiliated investments sold	40,589,479	46,350,724
Net accretion of discount on United States Treasury Obligations	(90,923)	(356,814)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(1,641)	(90)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	2,585	(4,277)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(55,983)	(197,804)
Dividends from affiliates	4,175	4,117
Management fees	(7,323)	(115)
Brokerage commissions and fees	16	4
Net cash provided by (used in) operating activities	9,469,250	275,771
Cash flows from financing activities:
Redemption of Shares	(9,469,250)	—
Increase (Decrease) in payable for amount due to custodian	—	(275,771)
Net cash provided by (used in) financing activities	(9,469,250)	(275,771)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$294	$514

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

September 30, 2020

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

The Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to an Index Currency through the use of Index Contracts. These other futures contracts may or may not be based on an Index Currency. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (“Creation Units”). The Fund commenced investment operations on September 15, 2006. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on September 18, 2006 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

No distributions were paid for the three and nine months ended September 30, 2020 and 2019.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2020 and 2019, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade for the three and nine months ended September 30, 2020 and 2019, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2017.
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

The Managing Owner waived fees of $3,062 and $9,100 for the three and nine months ended September 30, 2020, respectively. The Managing Owner waived fees of $962 and $5,193 for the three and nine months ended September 30, 2019 respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$6,998,820	$—	$6,998,820
Money Market Mutual Fund	6,947,632	—	—	6,947,632
Total Investments in Securities	6,947,632	6,998,820	—	13,946,452
Other Investments - Assets(a)
Currency Futures Contracts	108,565	—	—	108,565
Other Investments - Liabilities(a)
Currency Futures Contracts	(244,471)	—	—	(244,471)
Total Other Investments	(135,906)	—	—	(135,906)
Total Investments	$6,811,726	$6,998,820	$—	$13,810,546

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$17,974,012	$—	$17,974,012
Money Market Mutual Fund	6,356,398	—	—	6,356,398
Total Investments in Securities	6,356,398	17,974,012	—	24,330,410
Other Investments - Assets(a)
Currency Futures Contracts	384,629	—	—	384,629
Other Investments - Liabilities(a)
Currency Futures Contracts	(244,640)	—	—	(244,640)
Total Other Investments	139,989	—	—	139,989
Total Investments	$6,496,387	$17,974,012	$—	$24,470,399

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$108,565	$(244,471)	$384,629	$(244,640)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$2,930	$109,305
	Net Change in Unrealized Gain (Loss)	(203,215)	(16,045)
Total		$(200,285)	$93,260

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(602,538)	$(60,221)
	Net Change in Unrealized Gain (Loss)	(275,895)	743,107
Total		$(878,433)	$682,886

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average Notional Value - Short	$(14,512,166)	$(24,155,206)	$(17,614,681)	$(24,237,646)
Average Notional Value - Long	$10,896,440	$16,218,518	$13,864,590	$16,127,886

Note 8 – Investments in Affiliates

Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2020.

	Value 06/30/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$7,161,767	$2,980,825	$(10,142,592)	$-	$-	$-	$481
Invesco Government & Agency Portfolio, Institutional Class	-	7,052,717	(105,085)	-	-	6,947,632	22
	$7,161,767	$10,033,542	$(10,247,677)	$-	$-	$6,947,632	$503

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$6,356,398	$34,127,996	$(40,484,394)	$-	$-	$-	$25,317
Invesco Government & Agency Portfolio, Institutional Class	-	7,052,717	(105,085)	-	-	6,947,632	22
	$6,356,398	$41,180,713	$(40,589,479)	$-	$-	$6,947,632	$25,339

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2019.

	Value 06/30/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$1,300,911	$24,179,421	$(24,542,962)	$-	$-	$937,370	$11,090	,

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$2,951,903	$44,336,191	$(46,350,724)	$-	$-	$937,370	$64,552

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 100,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

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

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$23.74	$24.31	$24.35	$23.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(0.33)	0.10	(1.01)	0.69
Net investment income (loss) (a)	(0.04)	0.08	0.03	0.28
Net income (loss)	(0.37)	0.18	(0.98)	0.97
Net asset value per Share, end of period	$23.37	$24.49	$23.37	$24.49
Market value per Share, beginning of period (b)	$23.60	$24.32	$24.31	$23.13
Market value per Share, end of period (b)	$23.27	$24.46	$23.27	$24.46

Ratio to average Net Assets (c)
Net investment income (loss)	(0.63)%	1.40%	0.18%	1.56%
Expenses, after waivers	0.70%	0.77%	0.72%	0.76%
Expenses, prior to waivers	0.79%	0.79%	0.79%	0.79%
Total Return, at net asset value (d)	(1.56)%	0.74%	(4.02)%	4.12%
Total Return, at market value (d)	(1.40)%	0.57%	(4.28)%	5.75%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to an Index Currency through the use of Index Contracts. These other futures contracts may or may not be based on an Index Currency. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

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

The following table reflects the Fund and Index weights of each Index Currency as of September 30, 2020:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	*	*
Euro	(33.48)%	(33.50)%
Japanese Yen	(33.83)%	(33.91)%
Canadian Dollar	33.22%	33.47%
Swiss Franc	(32.97)%	(33.46)%
British Pound	—	—
Australian Dollar	—	—
New Zealand Dollar	33.49%	33.43%
Norwegian Krone	32.06%	32.73%
Swedish Krona	—	—

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 100,000 Shares (“Creation Units”). Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $9.5 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2020, $26.9 million was paid to purchase United States Treasury Obligations and $38.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2019, $46.7 million was paid to purchase United States Treasury Obligations and $44.5 million was received from sales and maturing United States Treasury Obligations. $40.6 million was received from sales of affiliated investments and $41.2 million was paid to purchase affiliated investments during the nine months ended September 30, 2020. $46.4 million was received from sales of affiliated investments and $44.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2019.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(9.5) million and $(0.3) million during the nine months ended September 30, 2020 and 2019, respectively. This included $9.5 million and $0.0 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2020 and 2019, respectively. There were no Shares purchased by Authorized Participants during the nine months ended September 30, 2020 and 2019. Payable for amount due to Custodian increased (decreased) $0.0 million and $0.3 million during the nine months ended September 30, 2020 and 2019, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DB G10 CURRENCY FUTURE HARVEST INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and nine months ended September 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three and Nine Months Ended September 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBCFH-TR™ by disclosing the change in closing levels of the DBCFH-TR™ itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not the DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns

for the Three and Nine Months Ended September 30, 2020 and 2019

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position				Short Position
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
Underlying Index Currency[1]	2020	2019	2020	2019	2020	2019	2020	2019
Australian Dollar (AUD)	—	—	—	0.11%	—	—	—	—
New Zealand Dollar (NZD)	0.00%	(0.34)%	(4.07)%	(2.29)%	—	—	—	—
Canadian Dollar (CAD)	0.82%	0.12%	2.33%	0.81%	—	—	—	—
Swiss Franc (CHF)	—	—	—	—	(1.03)%	0.17%	3.17%	1.32%
Euro (EUR)	—	—	—	—	(1.63)%	0.56%	3.88%	2.31%
Swedish Krona (SEK)	—	—	—	—	—	—	—	1.69%
Norwegian Krone (NOK)	1.29%	(0.20)%	(11.08)%	(0.44)%	—	—	—	—
Japanese Yen (JPY)	—	—	—	—	(0.87)%	0.07%	1.72%	(0.57)%

	DBCFH-TR™ - Index Returns
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.03%	0.51%	0.34%	1.66%
DBCFH-TR™	(1.39)%	0.91%	(3.72)%	4.68%

[1]

Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three and nine months ended September 30, 2020 and 2019, the Index (as per its rules) did not include a long or short USD futures position.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

For the three months ended September 30, 2020, the NYSE Arca market value of each Share decreased from $23.60 per Share to $23.27 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $23.14 per Share (-1.97%) on September 24, 2020, and a high of $23.85 per Share (+1.04%) on September 2, 2020. The total return for the Fund, on a market value basis, was -1.40%.

For the three months ended September 30, 2019, the NYSE Arca market value of each Share increased from $24.32 per Share to $24.46 per Share. The Share price low and high for the three months ended September 30, 2019 and related change from the Share price on June 30, 2019 was as follows: Shares traded at a low of $23.84 per Share (-1.95%) on August 12, 2019, and a high of $24.59 per Share (+1.11%) on July 17, 2019. The total return for the Fund, on a market value basis, was +0.57%.

Fund Share Net Asset Performance

For the three months ended September 30, 2020, the NAV of each Share decreased from $23.74 per Share to $23.37 per Share. For the three months ended September 30, 2020, losses in the short index currency positions in the Euro, Japanese Yen and Swiss Franc were partially offset by gains in the long index currency positions in the Canadian Dollar and Norwegian Krone, contributing to an overall 1.41% decrease in the level of the Index and to a 1.39% decrease in the level of the DBCFH-TR™. The total return for the Fund, on a NAV basis, was -1.56%.

Net income (loss) for the three months ended September 30, 2020 was $(0.2) million, primarily resulting from net change in unrealized gain (loss) of $(0.2) million.

For the three months ended September 30, 2019, the NAV of each Share increased from $24.31 per Share to $24.49 per Share. For the three months ended September 30, 2019, gains in the long index currency positions in the Canadian Dollar and in the short index currency positions in the Euro, Japanese Yen and the Swiss Franc were partially offset by losses in the long index currency positions in New Zealand Dollar and the Norwegian Krone, contributing to an overall 0.39% increase in the level of the Index and to a 0.91% increase in the level of the DBCFH- TR™. The total return for the Fund, on a NAV basis, was +0.74%.

Net income (loss) for the three months ended September 30, 2019 was $0.2 million, primarily resulting from income of $0.1 million, net realized gain (loss) of $0.1 million, net change in unrealized gain (loss) of $(0.0) million and net operating expenses of $0.0 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

For the nine months ended September 30, 2020, the NYSE Arca market value of each Share decreased from $24.31 per Share to $23.27 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $20.61 per Share (-15.22%) on March 31, 2020, and a high of $24.45 per Share (+0.56%) on January 14, 2020. The total return for the Fund, on a market value basis, was -4.28%.

For the nine months ended September 30, 2019, the NYSE Arca market value of each Share increased from $23.13 per Share to $24.46 per Share. The Share price low and high for the nine months ended September 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $23.39 per Share (+1.12%) on January 7, 2019, and a high of $24.71 per Share (+6.85%) on March 11, 2019. The total return for the Fund, on a market value basis, was +5.75%.

Fund Share Net Asset Performance

For the nine months ended September 30, 2020, the NAV of each Share decreased from $24.34 per Share to $23.37 per Share. For the nine months ended September 30, 2020, losses in the long index currency positions in the New Zealand Dollar and Norwegian Krone were partially offset by gains in the long index currency positions in the Canadian Dollar and in the short index currency positions in the Euro, Japanese Yen and Swiss Franc, contributing to an overall 4.06% decrease in the level of the Index and to a 3.72% decrease in the level of the DBCFH-TR™. The total return for the Fund, on a NAV basis, was -3.98%.

Net income (loss) for the nine months ended September 30, 2020 was $(0.9) million, primarily resulting from income of $0.1 million, net realized gain (loss) of $(0.6) million, net change in unrealized gain (loss) of $(0.3) million and net operating expenses of $0.1 million.

For the nine months ended September 30, 2019, the NAV of each Share increased from $23.52 per Share to $24.49 per Share. For the nine months ended September 30, 2019, gains in the long index currency positions in the Australian Dollar and the Canadian Dollar and the short index currency positions in the Swiss Franc, the Euro and the Swedish Krona were partially offset by losses in the long index currency positions in the New Zealand Dollar and the Norwegian Krone and the short index currency positions in the Japanese Yen, contributing to an overall 2.93% increase in the level of the Index and to a 4.68% increase in the level of the DBCFH-TR™. The total return for the Fund, on a NAV basis, was +4.12%.

Net income (loss) for the nine months ended September 30, 2019 was $1.0 million, primarily resulting from income of $0.5 million, net realized gain (loss) of $(0.1) million, net change in unrealized gain (loss) of $0.7 million and net operating expenses of $0.1 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2020.

				For the Nine Months Ended
				September 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$14,021,286	0.52%	$169,527	12

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$24,346,129	0.24%	$137,123	7

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2020 to July 31, 2020	—	$—
August 1, 2020 to August 31, 2020	—	—
September 1, 2020 to September 30, 2020	—	—
Total	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits

10.1	Form of Participant Agreement (filed herewith)

10.2	Amendment to Form of Participant Agreement (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB G10 Currency Harvest Fund — September 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund — September 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund — December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB G10 Currency Harvest Fund — For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended September 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended September 30, 2019 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2020 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2019 (ix) the Statements of Cash Flows of Invesco DB G10 Currency Harvest Fund — For the Nine Months Ended September 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB G10 Currency Harvest Fund — September 30, 2020.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB G10 Currency Harvest Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2020		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 5, 2020		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools