Form 10-K
period 2020-12-31
Invesco DB G10 Currency Harvest Fund
filed 2021-02-26
CIK 1354730

upda

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,160,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2021: 500,000

i

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares ("Creation Units"). The Fund commenced investment operations on September 15, 2006. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on September 18, 2006 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Index Description

The Managing Owner pays Deutsche Bank Securities, Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities, Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities, Inc. (collectively, “Deutsche Bank”). The Deutsche Bank G10 Currency Future Harvest Index® – Excess Return (the “Index”) is the exclusive property of Deutsche Bank Securities, Inc. Neither Deutsche Bank nor

any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

The following table reflects the Fund and Index weights of each Index Currency as of December 31, 2020:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	*	*
Euro	(33.09)%	(33.63)%
Japanese Yen	—	—
Canadian Dollar	33.22%	33.35%
Swiss Franc	(32.95)%	(33.48)%
British Pound	—	—
Australian Dollar	—	—
New Zealand Dollar	34.07%	33.82%
Norwegian Krone	34.86%	34.22%
Swedish Krona	(34.43)%	(34.32)%

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

The Index has been calculated using historical data since March 12, 1993. The Index is composed of notional amounts of the Index Currencies. The notional amounts of the Index Currencies included in the Index are based on the Index Closing Level as of the Index Re-Weighting Period. The Index Closing Level reflects an arithmetic weighted return of the change in the Index Currencies’ exchange rates against the USD since March 12, 1993. March 1993 was chosen as a starting period because it represents the earliest date on which reliable data for all the Eligible Index Currencies exists. On March 12, 1993, the closing Index level was USD 100. Between March 12, 1993 to December 31, 2020, the Index level as calculated on an excess return basis has ranged from as high as USD 315.27 (July 25, 2007) to as low as USD 94.03 (July 30, 1993). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker for the years ended December 31, 2020, 2019 and 2018 were less than $6.00, $6.00 and $6.00, respectively per round-turn trade1.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities, Inc. to serve as the index sponsor (the “Index Sponsor”). On February 1, 2021, the provision of index sponsor services transferred back to the Index Sponsor from DWS Investment Management Americas, Inc., to whom the Index Sponsor had previously assigned such responsibility. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. The Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Marketing Agent

Effective January 31, 2021, DWS Investment Management Americas, Inc. ceased serving as marketing agent to the Fund (“Marketing Agent”). Prior to January 31, 2021, the Marketing Agent assisted the Managing Owner by providing support to educate institutional investors about the DBIQ indices and completed governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ indices. The Managing Owner paid the Marketing Agent a marketing services fee out of the Management Fee.

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

The impact of the outbreak of COVID-19 has been extensive in many aspects of society. The outbreak has resulted in significant number of deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global financial markets and the economies of nations where the coronavirus disease has arisen. Many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, as well as the effectiveness and timing of distribution of a vaccine, are creating significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence is being materially adversely affected by this outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Such health crisis could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments.

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak continues to evolve, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign governments a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

This outbreak of COVID-19, or any future epidemic or pandemic similar to COVID-19, SARS, HEN/09 flu or MERS, could have a significant adverse impact on the Fund and its investments, could adversely affect the Fund’s ability to fulfill its investment objectives, and could result in significant losses to the Fund. The extent of the impact of any outbreak on the performance of the Fund and its investments depend on many factors, including the duration and scope of such outbreak, the development and distribution of treatments and vaccines for viruses such as COVID-19, the extent of its disruption to important global, regional and local supply chains and economic markets, and the impact of such outbreak on overall supply and demand, investor liquidity, consumer confidence and levels of economic activity, all of which are highly uncertain and cannot be predicted.

An Unanticipated Number of Creation Requests During a Short Period of Time Could Result in a Shortage of Shares.

The Managing Owner continuously evaluates whether the amount of Shares registered and available to meet Creation Unit orders remains adequate. However, if the Managing Owner receives a substantial number of requests for Creation Units during a relatively short period of time that substantially differ from typical creation volumes, as a result of market volatility or otherwise (including during a pandemic such as COVID-19), the Fund may not have sufficient Shares outstanding to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Units. In such instances, demand for Shares on the Exchange may exceed the supply available, due to Authorized Participants being unable to meet such demand by purchasing new Shares from the Fund. As a result, Shares may trade at premium to the NAV per share of the Fund.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 8.75%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s annual volatility since inception.

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

Further, in periods of heightened volatility, the bid and ask “spread” for purchasing shares of the Fund typically widen. Accordingly, an investor’s return on investment may be negatively impacted when transacted in Shares.

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

Withdrawal from Participation by Authorized Participants May Affect the Liquidity of Shares.

If one or more Authorized Participants withdraws from participation, it may become more difficult to create or redeem Creation Units, which may reduce the liquidity of the Shares. Such circumstances may be more pronounced in market conditions of increased volatility. If it becomes more difficult to create or redeem Creation Units, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between futures contracts and the Shares, which may also affect the trading market and liquidity of the Shares.

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

Uncertainty Surrounding the United Kingdom’s Withdrawal from the European Union Could Adversely Affect an Investment in the Shares.

Following a referendum in June 2016, the United Kingdom (“UK”) formally exited the European Union (“EU”) on January 31, 2020 (known as “Brexit”). During a transition period where the United Kingdom remained subject to EU rules but had no role in the EU law-making process, the United Kingdom and EU representatives negotiated the precise terms of their future relationship, reaching an agreement on December 24, 2020. On December 31, 2020, the transition period concluded and the terms of the new agreement went into effect on January 1, 2021. The complete impact of the new agreement, as well as the full scope and nature of the consequences of the exit, are not at this time known and are unlikely to be known for a significant period of time and may impact the future direction of the value of the Index Currencies and the Shares. These uncertainties could increase volatility in the market prices of the Index Currencies and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

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

A futures commission merchant (“FCM”) may compute margin requirements multiple times per day and must do so at least once per day. When the Fund has an open futures contract position, it is subject to daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts require only a small initial investment in the form of a deposit or initial margin, they involve a high degree of leverage. A Fund with open positions is subject to maintenance or variation margin on its open positions. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the FCM. If the margin call is not met within a reasonable time, the FCM may close out the Fund’s position, which may result in reduced returns to the Fund’s investors or impair the Fund from achieving its investment objective. If the Fund has insufficient cash to meet daily variation margin requirements, it may need to sell assets at a time when doing so is disadvantageous. Futures markets are highly volatile in general, and may become more volatile during periods of market or economic volatility, and the use of or exposure to futures contracts may increase volatility of the Fund’s NAV.

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

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced have occasionally been unusually long and have lasted for multi-year drawdown periods. Please see the chart on page 27 for information regarding worst peak-to-valley drawdown periods with respect to the Index.

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

Accountability Levels. Exchanges may establish accountability levels applicable to futures contracts instead of position limits, provided the futures contract is not subject to federal position limits. An exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect the Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply, if the Fund were to trade in such contracts. Such an outcome could adversely affect the Fund’s ability to pursue its investment objective.

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

No Deduction for Qualified Publicly Traded Partnership Income.

For taxable years beginning after December 31, 2017 and before January 1, 2026, there is a 20% deduction for “qualified publicly traded partnership income” within the meaning of Section 199A(e)(5) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable income for the year, but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

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

Fees and Expenses May Deplete the Fund’s Assets if the Fund’s Investment Performance Is Not Favorable.

The Fund pays fees and expenses regardless of its investment performance. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.02% per annum in the aggregate and selling commissions. Selling commissions are not included in the Fund’s breakeven calculation. The sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income may not exceed its fees and expenses. If such income does not exceed its fees and expenses, in order to break even, the Fund’s futures trading activity will need to have a favorable performance that exceeds the difference between the sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income and its fees and expenses. If the Fund’s futures trading performance is not sufficiently favorable, the Fund’s expenses could deplete its assets over time. In such a scenario, the value of your Shares will decrease.

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

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner or any of its affiliates, the Commodity Broker, including its principals and its affiliates, the Index Sponsor, and Invesco Distributors. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. The Managing Owner and its principals and affiliates are engaged in a broad array of asset management and financial services activities and may engage in activities during the ordinary course of business that cause their interests or those of their other clients to conflict with those of the Fund and its Shareholders.

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

Holders

As of January 31, 2021, the Fund had 50 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not Applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2020 to October 31, 2020	—	$—
November 1, 2020 to November 30, 2020	—	—
December 1, 2020 to December 31, 2020	100,000	24.08
Total	100,000	$24.08
ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2020, 2019, 2018, 2017 and 2016 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Income	$118,153	$528,638	$480,972	$365,115	$171,479
Net investment income (loss)	$82	$343,021	$273,770	$29,072	$(346,854)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$(441,764)	$827,712	$(173,161)	$(2,080,639)	$4,364,069
Net Income (Loss)	$(441,682)	$1,170,733	$100,609	$(2,051,567)	$4,017,215
Net Income (Loss) per Share (a)	$(0.30)	$1.17	$0.15	$(1.22)	$1.60
Return of Capital Distributions per General Share	$—	$(0.34)	$(0.28)	$(0.02)	$—
Return of Capital Distributions per Share	$—	$(0.34)	$(0.28)	$(0.02)	$—
Net increase (decrease) in cash	$57,582	$—	$—	$—	$(4,652,970)

(a)	Net Income (Loss) per Share may not correlate with the Fund's Net Income (Loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Fund's investments.

	As of December 31,
	2020	2019	2018	2017	2016
Total Assets	$12,039,398	$24,366,205	$23,913,239	$38,114,492	$50,024,505
General Shares NAV	$24.05	$24.35	$23.52	$23.65	$24.89
Shares NAV	$24.05	$24.35	$23.52	$23.65	$24.89

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Income	$1,807	$2,667	$32,583	$81,096
Net investment income (loss)	$(23,702)	$(22,298)	$4,524	$41,558
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$437,613	$(200,083)	$801,323	$(1,480,617)
Net Income (loss)	$413,911	$(222,381)	$805,847	$(1,439,059)
Increase (decrease) in Net Asset Value	$(1,994,504)	$(222,381)	$(3,758,782)	$(6,343,680)
Net Income (loss) per Share	$0.68	$(0.37)	$1.24	$(1.85)
Return of Capital Distributions per General Share	$—	$—	$—	$—
Return of Capital Distributions per Share	$—	$—	$—	$—

	For the Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Income	$106,871	$132,882	$147,586	$141,299
Net investment income (loss)	$59,689	$85,603	$100,073	$97,656
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$140,459	$94,498	$(284,774)	$877,529
Net Income (loss)	$200,148	$180,101	$(184,701)	$975,185
Increase (decrease) in Net Asset Value	$(144,366)	$180,101	$(184,701)	$975,185
Net Income (loss) per Share (a)	$0.20	$0.18	$(0.18)	$0.97
Return of Capital Distributions per General Share (a)	$(0.34)	$—	$—	$—
Return of Capital Distributions per Share (a)	$(0.34)	$—	$—	$—

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

Operating Activities

Net cash flow provided by (used in) operating activities was $11.9 million and $0.6 million during the years ended December 31, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2020, $33.9 million was paid to purchase United States Treasury Obligations and $45.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2019, $64.6 million was paid to purchase United States Treasury Obligations and $68.0 million was received from sales and maturing United States Treasury Obligations. $45.9 million was received from sales of affiliated investments and $44.5 million was paid to purchase affiliated investments during the year ended December 31, 2020. $65.9 million was received from sales of affiliated investments and $69.3 million was paid to purchase affiliated investments during the year ended December 31, 2019.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(11.9) million and $(0.6) million during the years ended December 31, 2020 and 2019, respectively. This included $11.9 million from Shares redeemed by Authorized Participants during the year ended December 31, 2020. There were no Shares redeemed by Authorized Participants during the year ended December 31, 2019. There were no Shares purchased by Authorized Participants during the years ended December 31, 2020 and 2019. There were no changes in amounts due to the Custodian for the year ended December 31, 2020. Payable for amount due to the Custodian increased (decreased) by $(0.3) million during the year ended December 31, 2019. No distributions were paid to Shareholders during the year ended December 31, 2020. During the year ended December 31, 2019 distributions paid to shareholders were $0.3 million.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DB G10 CURRENCY FUTURE HARVEST INDEX ER

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

DBV - For the Year Ended December 31, 2020
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Percentage Change
12/31/2019
12/31/2020
Date
NAV
Market
DB G10 Currency Future Harvest Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBV - For the Year Ended December 31, 2019
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Percentage Change
12/31/2018
12/31/2019
Date
NAV
Market
DB G10 Currency Future Harvest Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2020 and 2019. For performance discussion related to the year ended December 31, 2018, see the annual report for the year ended December 31, 2018 available at http://www.invesco.com/ETFs.

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Years Ended December 31, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBCFH-TR™ by disclosing the change in closing levels of the DBCFH-TR™ itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not the DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns

for the Years Ended December 31, 2020 and 2019

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position		Short Position
	Years Ended December 31,		Years Ended December 31,
Underlying Index Currency[1]	2020	2019	2020	2019
Australian Dollar (AUD)	—	0.14%	—	—
Canadian Dollar (CAD)	(0.11)%	1.10%	—	—
New Zealand Dollar (NZD)	(1.00)%	(2.77)%	—	—
Norwegian Krone (NOK)	(1.65)%	(0.45)%	—	—
Euro (EUR)	—	—	0.65%	2.23%
Swedish Krona (SEK)	—	—	0.23%	2.04%
Swiss Franc (CHF)	—	—	0.57%	1.31%
Japanese Yen (JPY)	—	—	0.24%	(0.05)%

	DBCFH-TR™ - Index Returns
	Years Ended December 31,
	2020	2019
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.36%	2.06%
DBCFH-TR™	(0.69)%	5.73%

1

Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the years ended December 31, 2020 and 2019, the Index (as per its rules) did not include a long or short USD futures position.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Fund Share Price Performance

For the year ended December 31, 2020, the NYSE Arca market value of each Share decreased from $24.31 per Share to $24.02 per Share. The Share price low and high for the year ended December 31, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $20.61 per Share (-15.22%) on March 31, 2020 and a high of $24.45 per Share (+0.56%) on January 14, 2020. No distributions were paid to Shareholders during the year ended December 31, 2020. Therefore, the total return for the Fund on a market value basis was -1.19%.

For the year ended December 31, 2019, the NYSE Arca market value of each Share increased from $23.13 per Share to $24.31 per Share. The Share price low and high for the year ended December 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $23.39 per Share (+1.12%) on January 7, 2019 and a high of $24.71 per Share (+6.85%) on March 11, 2019. On December 31, 2019, the Fund paid a distribution of $0.34450 for each General Share and Share to holders of record as of December 24, 2019. Therefore, the total return for the Fund on a market value basis was +6.60%.

Fund Share Net Asset Performance

For the year ended December 31, 2020, the NAV of each Share decreased from $24.34 per Share to $24.05 per Share. For the year ended December 31, 2020, losses in the long index currency positions in the Canadian Dollar, New Zealand Dollar and Norwegian Krone were partially offset by gains in the short index currency positions in the Euro, Japanese Yen, Swedish Krona and Swiss Franc, contributing to an overall 1.06% decrease in the level of the Index and to a 0.69% decrease in the level of the DBCFH-TR™. No distributions were paid to Shareholders during the year ended December 31, 2020. Therefore, the total return for the Fund on a NAV basis was -1.19%.

Net income (loss) for the year ended December 31, 2020 was $(0.4) million, primarily resulting from income of $0.1 million, net realized gain (loss) of $(0.3) million, net change in unrealized gain (loss) of $(0.1) million and net operating expenses of $0.1 million.

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

Net income (loss) for the year ended December 31, 2019 was $1.2 million, primarily resulting from income of $0.5 million, net realized gain (loss) of $0.0 million, net change in unrealized gain (loss) of $0.8 million and net operating expenses of $0.1 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$12,026,782	0.54%	$150,561	13

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$24,346,129	0.24%	$137,123	7

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

We, Anna Paglia, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2020.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2020, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANNA PAGLIA
Name:	Anna Paglia
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB G10 Currency Harvest Fund) and Shareholders of Invesco DB G10 Currency Harvest Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB G10 Currency Harvest Fund (the “Fund”) as of December 31, 2020 and 2019, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2021

We have served as the Fund’s auditor since 2013.

Invesco DB G10 Currency Harvest Fund

Statements of Financial Condition

December 31, 2020 and 2019

	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $6,997,990 and $17,971,240, respectively)	$6,998,350	$17,974,012
Affiliated investments, at value and cost	4,970,177	6,356,398
Other Investments:
Variation margin receivable – Currency Futures Contracts	13,193	31,557
Cash held by custodian	57,582	—
Receivable for:
Dividends from affiliates	96	4,238
Total assets	$12,039,398	$24,366,205
Liabilities
Payable for:
Management fees	$7,616	$15,092
Brokerage commissions and fees	5,000	4,984
Total liabilities	12,616	20,076
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	962	974
Shareholders' equity—Shares	12,025,820	24,345,155
Total shareholders' equity	12,026,782	24,346,129
Total liabilities and equity	$12,039,398	$24,366,205

General Shares outstanding	40	40
Shares outstanding	500,000	1,000,000
Net asset value per share	$24.05	$24.35
Market value per share	$ 24.02	$24.31

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2020

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.080% due March 11, 2021 (b)	41.57%	$4,999,404	$5,000,000
U.S. Treasury Bills, 0.140% due September 9, 2021	16.62%	$1,998,946	$2,000,000
Total United States Treasury Obligations (cost $6,997,990)	58.19%	$6,998,350
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $4,970,177) (c)(d)	41.33%	$4,970,177	4,970,177
Total Investments in Securities (cost $11,968,167)	99.52%	$11,968,527

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,999,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2020.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (e)	Unrealized Appreciation (Depreciation) (e)
Long Futures Contracts
Canadian Dollar	51	March – 2021	$3,995,340	$(4,526)	$(4,526)
New Zeland Dollar	57	March – 2021	4,097,160	$57,038	$57,038
Norwegian Krone	18	March – 2021	4,192,560	99,220	99,220
Subtotal – Long				$151,732	$151,732
Short Futures Contracts
Euro	26	March – 2021	$(3,979,950)	$(30,180)	$(30,180)
Swedish Krona	17	March – 2021	(4,140,860)	(114,370)	(114,370)
Swiss Franc	28	March – 2021	(3,962,700)	(10,227)	(10,227)
Subtotal – Short				$(154,777)	$(154,777)
Total Currency Futures Contracts				$(3,045)	$(3,045)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2019

Description	Percentage of Shareholders’ Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020 (b)	73.83%	$17,974,012	$18,000,000
Total United States Treasury Obligations (cost $17,971,240)	73.83%	$17,974,012
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 1.47% (cost $6,356,398) (c)(d)	26.11%	$6,356,398	6,356,398
Total Investments in Securities (cost $24,327,638)	99.94%	$24,330,410

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $998,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2019.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (e)	Unrealized Appreciation (Depreciation) (e)
Long Futures Contracts
Canadian Dollar	106	March – 2020	$8,171,010	$126,797	$126,797
Norwegian Krone	36	March – 2020	8,203,680	257,832	257,832
Subtotal – Long				$384,629	$384,629
Short Futures Contracts
Euro	58	March – 2020	$(8,179,450)	$(68,342)	$(68,342)
Japanese Yen	70	March – 2020	(8,089,813)	(38,503)	(38,503)
Swiss Franc	63	March – 2020	(8,190,000)	(137,795)	(137,795)
Subtotal – Short				$(244,640)	$(244,640)
Total Currency Futures Contracts				$139,989	$139,989

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Income
Interest Income	$92,578	$456,347	$452,023
Dividends from Affiliates	25,575	72,291	28,949
Total Income	118,153	528,638	480,972
Expenses
Management Fees	122,646	182,751	200,430
Brokerage Commissions and Fees	5,908	8,373	9,011
Interest Expense	315	744	821
Total Expenses	128,869	191,868	210,262
Less: Waivers	(10,798)	(6,251)	(3,060)
Net Expenses	118,071	185,617	207,202
Net Investment Income (Loss)	82	343,021	273,770
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	1,766	90	(1,611)
Currency Futures Contracts	(298,084)	47,562	90,103
Net Realized Gain (Loss)	(296,318)	47,652	88,492
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(2,412)	1,898	2,650
Currency Futures Contracts	(143,034)	778,162	(264,303)
Net Change in Unrealized Gain (Loss)	(145,446)	780,060	(261,653)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(441,764)	827,712	(173,161)
Net Income (Loss)	$(441,682)	$1,170,733	$100,609

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2020

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$974	1,000,000	$24,345,155	$24,346,129
Purchases of Shares			—	—	—
Redemption of Shares			(500,000)	(11,877,665)	(11,877,665)
Net Increase (Decrease) due to Share Transactions			(500,000)	(11,877,665)	(11,877,665)
Net Income (Loss)
Net Investment Income (Loss)		0		82	82
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(8)		(296,310)	(296,318)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(4)		(145,442)	(145,446)
Net Income (Loss)		(12)		(441,670)	(441,682)
Net Change in Shareholders' Equity	—	(12)	(500,000)	(12,319,335)	(12,319,347)
Balance at December 31, 2020	40	$962	500,000	$12,025,820	$12,026,782

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2019

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2018	40	$941	1,000,000	$23,518,969	$23,519,910
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Return of Capital Distributions		(14)		(344,500)	(344,514)
Net Income (Loss)
Net Investment Income (Loss)		14		343,007	343,021
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		2		47,650	47,652
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		31		780,029	780,060
Net Income (Loss)		47		1,170,686	1,170,733
Net Change in Shareholders’ Equity	—	33	—	826,186	826,219
Balance at December 31, 2019	40	$974	1,000,000	$24,345,155	$24,346,129

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2018

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2017	40	$946	1,600,000	$37,842,972	$37,843,918
Purchases of Shares			—	—	—
Redemption of Shares			(600,000)	(14,148,846)	(14,148,846)
Net Increase (Decrease) due to Share Transactions			(600,000)	(14,148,846)	(14,148,846)
Return of Capital Distributions		(11)		(275,760)	(275,771)
Net Income (Loss)
Net Investment Income (Loss)		11		273,759	273,770
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(4)		88,496	88,492
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(1)		(261,652)	(261,653)
Net Income (Loss)		6		100,603	100,609
Net Change in Shareholders’ Equity	—	(5)	(600,000)	(14,324,003)	(14,324,008)
Balance at December 31, 2018	40	$941	1,000,000	$23,518,969	$23,519,910

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$(441,682)	$1,170,733	$100,609
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(33,932,014)	(64,559,962)	(61,453,156)
Proceeds from securities sold and matured	44,999,525	67,999,522	76,906,646
Cost of affiliated investments purchased	(44,503,897)	(69,340,749)	(13,071,421)
Proceeds from affiliated investments sold	45,890,118	65,936,254	12,275,260
Net accretion of discount on United States Treasury Obligations	(92,495)	(455,827)	(451,399)
Net realized (gain) loss on United States Treasury Obligations	(1,766)	(90)	1,611
Net change in unrealized (gain) loss on United States Treasury Obligations	2,412	(1,898)	(2,650)
Change in operating assets and liabilities:
Variation margin – Currency Futures Contracts	18,364	(129,135)	(113,482)
Dividends from affiliates	4,142	1,341	(3,638)
Management fees	(7,476)	109	(8,795)
Brokerage commissions and fees	16	(13)	(2)
Net cash provided by (used in) operating activities	11,935,247	620,285	14,179,583
Cash flows from financing activities:
Distributions paid to shareholders	—	(344,514)	(275,771)
Proceeds from purchases of Shares	—	—	—
Redemption of Shares	(11,877,665)	—	(14,148,846)
Increase (decrease) in payable for amount due to custodian	—	(275,771)	245,034
Net cash provided by (used in) financing activities	(11,877,665)	(620,285)	(14,179,583)
Net change in cash	57,582	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$57,582	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$315	$744	$821

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Notes to Financial Statements

December 31, 2020

Note 1 – Organization

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2020, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

Note 2 – Summary of Significant Accounting Policies

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. No distributions were paid for the year ended December 31, 2020.

The table below shows distributions per General Share and Share and in total for the years presented:

	Years Ended December 31,
	2020	2019	2018
Distributions per General Share	$—	$0.34450	$0.27576
Distributions per Share	$—	$0.34450	$0.27576
Distributions paid to General Shares	$—	$14	$11
Distributions paid to Shares	$—	$344,500	$275,760

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2020, 2019 and 2018, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker for the years ended December 31, 2020, 2019 and 2018 were less than $6.00, $6.00 and $6.00, respectively per round-turn trade.
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

The Managing Owner waived fees of $10,798, $6,251 and $3,060 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, appointed DWS Investment Management Americas, Inc. (“DIMA”) to serve as the index sponsor (the “Index Sponsor”) for periods prior to January 31, 2021. On February 1, 2021, the provision of index sponsor services transferred back to Deutsche Bank Securities, Inc. from DIMA, to whom Deutsche Bank Securities, Inc. had previously assigned such responsibility. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2020 and 2019.

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

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$6,998,350	$—	$6,998,350
Money Market Mutual Fund	4,970,177	—	—	4,970,177
Total Investments in Securities	4,970,177	6,998,350	—	11,968,527
Other Investments - Assets(a)
Currency Futures Contracts	156,258	—	—	156,258
Other Investments - Liabilities(a)
Currency Futures Contracts	(159,303)	—	—	(159,303)
Total Other Investments	(3,045)	—	—	(3,045)
Total Investments	$4,967,132	$6,998,350	$—	$11,965,482

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$17,974,012	$—	$17,974,012
Money Market Mutual Fund	6,356,398	—	—	6,356,398
Total Investments in Securities	6,356,398	17,974,012	—	24,330,410
Other Investments - Assets(a)
Currency Futures Contracts	384,629	—	—	384,629
Other Investments - Liabilities(a)
Currency Futures Contracts	(244,640)	—	—	(244,640)
Total Other Investments	139,989	—	—	139,989
Total Investments	$6,496,387	$17,974,012	$—	$24,470,399

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31,
	2020		2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$156,258	$(159,303)	$384,629	$(244,640)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

	Location of Gain or (Loss) on Derivatives	Years Ended December 31,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019	2018
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(298,084)	$47,562	$90,103
	Net Change in Unrealized Gain (Loss)	(143,034)	778,162	(264,303)
Total		$(441,118)	$825,724	$(174,200)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Years Ended December 31,
	2020	2019	2018
Average Notional Value - Short	$(16,659,613)	$(24,246,172)	$(27,236,486)
Average Notional Value - Long	$13,783,162	$16,113,085	$18,164,340

Note 8 – Investments in Affiliates

Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2020.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$—	$10,375,900	$(5,405,723)	$—	$—	$4,970,177	$256
Invesco Premier U.S. Government Money Portfolio, Institutional Class	6,356,398	34,127,997	(40,484,395)	—	—	—	25,319
	$6,356,398	$44,503,897	$(45,890,118)	$—	$—	$4,970,177	$25,575

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2019.

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2019	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$2,951,903	$69,340,749	$(65,936,254)	$—	$—	$6,356,398	$72,291

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2018.

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2018	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$2,155,742	$13,071,421	$(12,275,260)	$—	$—	$2,951,903	$28,949

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2020, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2020	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$24.35	$23.52	$23.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(0.30)	0.83	(0.10)
Net investment income (loss) (b)	0.00	0.34	0.25
Net income (loss)	(0.30)	1.17	0.15
Less:
Return of Capital Distributions	—	(0.34)	(0.28)
Net asset value per Share, end of period	$24.05	$24.35	$23.52
Market value per Share, beginning of period (c)	$24.31	$23.13	$23.68
Market value per Share, end of period (c)	$24.02	$24.31	$23.13

Ratio to average Net Assets
Net investment income (loss)	0.00%	1.41%	1.02%
Expenses, after waivers	0.72%	0.76%	0.78%
Expenses, prior to waivers	0.79%	0.79%	0.79%
Total Return, at net asset value (d)	(1.23)%	4.99%	0.61%
Total Return, at market value (d)	(1.19)%	6.60%	(1.21)%

(a)

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts per share may not correlate with the Fund’s net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Fund’s investments.

(b)	Based on average shares outstanding
(c)	The mean between the last bid and ask prices.
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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020, the end of the period covered by this Annual Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2020. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2020, as stated in their report on page 36 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2020, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Anna Paglia	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman	Board of Managers
Annette Lege	Principal
Kelli Gallegos	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr	Board of Managers
Brian Hartigan	Global Head of ETF Investments

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Ms. Paglia, Mr. Krugman and Mr. Zerr.

The Board of Managers has established an Audit Committee with the following members: Ms. Paglia, Mr. Krugman and Mr. Zerr. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund’s financial statements, the Fund’s compliance with legal and regulatory requirements, the qualifications and independence of the Fund’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Anna Paglia (46) has been Chief Executive Officer of the Managing Owner since June 2020. In this role, she has general oversight responsibilities for all of the Managing Owner’s business. Ms. Paglia has been a Member of the Board of Managers of the Managing Owner since June 2020. Additionally, Ms. Paglia is a Managing Director and Global Head of ETFs and Indexed Strategies of Invesco Ltd., a position in which she first began serving in June 2020. In these roles she is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Ms. Paglia also is responsible for managing the operations of the Invesco Funds. Previously, Ms. Paglia was Head of Legal, US ETFs at Invesco, beginning in September 2010. In that role, she was responsible for the registration and listing of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert and resource to the US ETF Board and personnel of the Managing Owner and providing day-to-day support to the Managing Owner. In addition, she was a team leader for, and provided legal support to, Invesco’s unit investment trusts. Ms. Paglia earned a JD from L.U.I.S.S. Law School in Rome, a law school certificate from Kingston University School of Law in London and a master’s degree from Northwestern University School of Law in Chicago. She is admitted to practice law in Illinois and New York. Ms. Paglia was listed as a principal of the Managing Owner on June 11, 2020.

Peter Hubbard (40) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (43) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco's forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd's executive team. From March

2017 to March 2019, Mr. Krugman served as Invesco Ltd.'s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.'s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.'s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.'s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.'s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Annette Lege (51) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, on March 22, 2017.

Kelli Gallegos (50) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (44) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (58) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd since February 2018. Prior to his current position, Mr. Zerr served as Managing Director and General Counsel for U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco

Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Brian Hartigan (42) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts. In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

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

For the year ended December 31, 2020, the Fund incurred Management Fees of $122,646 of which $115,030 had been paid at December 31, 2020. Management Fees of $7,616 were unpaid at December 31, 2020 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2020, the Fund incurred brokerage commissions of $5,908 of which $908 had been paid at December 31, 2020. Brokerage commissions of $5,000 were unpaid at December 31, 2020 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2019, the Fund incurred Management Fees of $182,751 of which $167,659 had been paid at December 31, 2019. Management Fees of $15,092 were unpaid at December 31, 2019 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2019, the Fund incurred brokerage commissions of $8,373 of which $3,389 had been paid at December 31, 2019. Brokerage commissions of $4,984 were unpaid at December 31, 2019 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2018, the Fund incurred Management Fees of $200,430 of which $185,447 had been paid at December 31, 2018. Management Fees of $14,983 were unpaid at December 31, 2018 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2018, the Fund incurred brokerage commissions of $9,011 of which $4,014 had been paid at December 31, 2018. Brokerage commissions of $4,997 were unpaid at December 31, 2018 and are reported as a liability on the Statements of Financial Condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2021, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2020 and 2019.

	Fiscal Years Ended December 31,
	2020	2019
Audit Fees	$78,660	$78,660
Audit-Related Fees (1)	—	5,000
Tax Fees (2)	13,272	13,113
All Other Fees	—	—
Total	$91,932	$96,773

(1)	Audit-Related Fees for the fiscal year ended December 31, 2019 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for the fiscal years ended December 31, 2020 and 2019 include fees billed for preparing tax forms.

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

(a)(1) Financial Statements

See financial statements commencing on page 34 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.2.1	Amendment to Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest [5]

10.1	Futures and Options Agreement [6]

10.2	Form of Administration Agreement [7]

10.3	Form of Global Custody Agreement [7]

10.4	Form of Transfer Agency and Service Agreement [8]

10.5	Distribution Services Agreement [9]

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB G10 Currency Harvest Fund — December 31, 2020 and December 31, 2019, (ii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund —December 31, 2020, (iii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund —December 31, 2019, (iv) the Statements of Income and Expenses of Invesco DB G10 Currency Harvest Fund —Years Ended December 31, 2020, 2019 and 2018, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund —Year Ended December 31, 2020, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund —Year Ended December 31, 2019, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund —Year Ended December 31, 2018, (viii) the Statements of Cash Flows of Invesco DB G10 Currency Harvest Fund —Years Ended December 31, 2020, 2019 and 2018, and (ix) Notes to Financial Statements of Invesco DB G10 Currency Harvest Fund.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4	Previously filed as an exhibit to Form 10-Q on November 6, 2020 and incorporated herein by reference.
5	Previously filed as an exhibit to Form 10-K on February 28, 2020 and incorporated herein by reference.
6	Previously filed as an exhibit to Form 8-K on February 19, 2016 and incorporated herein by reference.
7	Previously filed as an exhibit to Form 8-K, on October 5, 2019 and incorporated herein by reference.
8	Previously filed as an exhibit to Form S-1 on March 16, 2006 and incorporated herein by reference.
9	Previously filed as an exhibit to Form 8-K on May 19, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB G10 Currency Harvest Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 25, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: February 25, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 25, 2021

/s/ JOHN ZERR John Zerr	Manager	February 25, 2021
*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.