Form 10-Q
period 2021-03-31
Invesco DB G10 Currency Harvest Fund
filed 2021-05-07
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

          Indicate the number of outstanding Shares as of March 31, 2021: 1,100,000

INVESCO DB G10 CURRENCY HARVEST FUND

QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB G10 Currency Harvest Fund

Statements of Financial Condition

March 31, 2021 and December 31, 2020

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $13,997,595 and $6,997,990, respectively)	$13,998,617	$6,998,350
Affiliated investments, at value and cost	13,666,188	4,970,177
Other Investments:
Variation margin receivable - Currency Futures Contracts	101,913	13,193
Cash held by custodian	—	57,582
Receivable for:
Dividends from affiliates	303	96
Total assets	$27,767,021	$12,039,398
Liabilities
Payable for:
Management fees	11,372	7,616
Brokerage commissions and fees	5,001	5,000
Total liabilities	16,373	12,616
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,009	962
Shareholders' equity—Shares	27,749,639	12,025,820
Total shareholders' equity	27,750,648	12,026,782
Total liabilities and equity	$27,767,021	$12,039,398

General Shares outstanding	40	40
Shares outstanding	1,100,000	500,000
Net asset value per share	$25.23	$24.05
Market value per share	25.40	$24.02

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

March 31, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.070% due August 5, 2021	14.41%	$3,999,790	$4,000,000
U.S. Treasury Bills, 0.060% due September 9, 2021 (b)	7.21	1,999,821	2,000,000
U.S. Treasury Bills, 0.055% due September 16, 2021	21.62	5,999,398	6,000,000
U.S. Treasury Bills, 0.135% due November 4, 2021	7.20	1,999,608	2,000,000
Total United States Treasury Obligations (cost $13,997,595)	50.44%	$13,998,617
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $13,666,188) (c)(d)	49.25%	$13,666,188	13,666,188
Total Investments in Securities (cost $27,663,783)	99.69%	$27,664,805
(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,999,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of March 31, 2021.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (e)	Unrealized Appreciation (Depreciation) (e)
Long Futures Contracts
Canadian Dollar	115	June-2021	$9,150,550	$(76,605)	$(76,605)
New Zealand Dollar	129	June-2021	9,008,070	(284,205)	(284,205)
Norwegian Krone	39	June-2021	9,112,740	(129,500)	(129,500)
Subtotal - Long				$(490,310)	$(490,310)
Short Futures Contracts
Euro	62	June-2021	$(9,100,050)	$175,534	$175,534
Japanese Yen	81	June-2021	(9,148,444)	160,431	160,431
Swiss Franc	69	June-2021	(9,138,187)	205,794	205,794
Subtotal - Short				$541,759	$541,759
Total Currency Futures Contracts				$51,449	$51,449

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.080% due March 11, 2021 (b)	41.57%	$4,999,404	$5,000,000
U.S. Treasury Bills, 0.140% due September 9, 2021 (b)	16.62	1,998,946	2,000,000
Total United States Treasury Obligations (cost $6,997,990)	58.19%	$6,998,350
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $4,970,177) (c)(d)	41.33%	$4,970,177	4,970,177
Total Investments in Securities (cost $11,968,167)	99.52%	$11,968,527

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,999,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2020.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
Canadian Dollar	51	March – 2021	$3,995,340	$(4,526)	$(4,526)
New Zeland Dollar	57	March – 2021	4,097,160	57,038	57,038
Norwegian Krone	18	March – 2021	4,192,560	99,220	99,220
Subtotal - Long				$151,732	$151,732
Short Futures Contracts
Euro	26	March – 2021	$(3,979,950)	$(30,180)	$(30,180)
Swedish Krona	17	March – 2021	(4,140,860)	(114,370)	(114,370)
Swiss Franc	28	March – 2021	(3,962,700)	(10,227)	(10,227)
Subtotal - Short				$(154,777)	$(154,777)
Total Currency Futures Contracts				$(3,045)	$(3,045)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Income
Interest Income	$1,311	$58,670
Dividends from Affiliates	562	22,426
Total Income	1,873	81,096
Expenses
Management Fees	26,983	40,514
Brokerage Commissions and Fees	1,883	1,901
Interest Expense	17	149
Total Expenses	28,883	42,564
Less: Waivers	(1,429)	(3,026)
Net Expenses	27,454	39,538
Net Investment Income (Loss)	(25,581)	41,558
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	571,129	(1,220,796)
Net Realized Gain (Loss)	571,129	(1,220,796)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	662	26,960
Currency Futures Contracts	54,494	(286,781)
Net Change in Unrealized Gain (Loss)	55,156	(259,821)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	626,285	(1,480,617)
Net Income (Loss)	$600,704	$(1,439,059)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$962	500,000	$12,025,820	$12,026,782
Purchases of Shares			600,000	15,123,162	15,123,162
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			600,000	15,123,162	15,123,162
Net Income (Loss)
Net Investment Income (Loss)		(2)		(25,579)	(25,581)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		45		571,084	571,129
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		4		55,152	55,156
Net Income (Loss)		47		600,657	600,704
Net Change in Shareholders' Equity	—	47	600,000	15,723,819	15,723,866
Balance at March 31, 2021	40	$1,009	1,100,000	$27,749,639	$27,750,648

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2019	40	$974	1,000,000	$24,345,155	$24,346,129
Purchases of Shares			—	—	—
Redemption of Shares			(200,000)	(4,904,621)	(4,904,621)
Net Increase (Decrease) due to Share Transactions			(200,000)	(4,904,621)	(4,904,621)
Net Income (Loss)
Net Investment Income (Loss)		2		41,556	41,558
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(63)		(1,220,733)	(1,220,796)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(13)		(259,808)	(259,821)
Net Income (Loss)		(74)		(1,438,985)	(1,439,059)
Net Change in Shareholders’ Equity	—	(74)	(200,000)	(6,343,606)	(6,343,680)
Balance at March 31, 2020	40	$900	800,000	$18,001,549	$18,002,449

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$600,704	$(1,439,059)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(11,998,294)	(12,939,090)
Proceeds from securities sold and matured	5,000,000	18,000,000
Cost of affiliated investments purchased	(21,468,854)	(7,288,266)
Proceeds from affiliated investments sold	12,772,843	8,729,825
Net accretion of discount on United States Treasury Obligations	(1,311)	(58,600)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(662)	(26,960)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(88,720)	(68,733)
Dividends from affiliates	(207)	(175)
Management fees	3,756	(4,340)
Brokerage commissions and fees	1	19
Net cash provided by (used in) operating activities	(15,180,744)	4,904,621
Cash flows from financing activities:
Proceeds from purchases of Shares	15,123,162	—
Redemption of Shares	—	(4,904,621)
Net cash provided by (used in) financing activities	15,123,162	(4,904,621)
Net change in cash	(57,582)	—
Cash at beginning of period	57,582	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$17	$149

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

March 31, 2021

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

The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank G10 Currency Future Harvest Index–Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index.  The Index is designed to reflect the performance of certain currencies. The currencies comprising the Index, at any time (each an “Index Currency”, and collectively, the “Index Currencies”), are six of the following Group of Ten currencies: United States Dollars, Euros, Japanese Yen, Canadian Dollars, Swiss Francs, British Pounds, Australian Dollars, New Zealand Dollars, Norwegian Krone and Swedish Krona (collectively, the “Eligible Index Currencies”). At any time, the Index will consist of long futures contracts on the three Eligible Index Currencies associated with the highest interest rates and short futures contracts on the three Eligible Index Currencies associated with the lowest interest rates (“Index Contracts”). The ratio of the notional value of futures contracts in the Index to collateral used to margin those contracts is approximately 2:1 when the Index re-balances quarterly. However, if the United States Dollar is one of the Eligible Index Currencies associated with either the three highest or the three lowest interest rates, the Index will not establish a futures position, and the ratio of the notional value of futures contracts to collateral used to margin those contracts will be approximately 1.66:1 when the Index re-balances. The Fund has in the past invested at the quarterly re-balance in excess of the targeted 2:1 ratio of aggregate notional value of futures to collateral used to margin those contracts.

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three months ended March 31, 2021 and 2020.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2021 and 2020, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade for the three months ended March 31, 2021 and 2020, respectively.

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

The Managing Owner waived fees of $1,429 and $3,026 for the three months ended March 31, 2021 and 2020, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities, Inc. to serve as the index sponsor (the “Index Sponsor”).  On February 1, 2021, the provision of index sponsor services transferred back to Deutsche Bank Securities, Inc. from DWS Investment Management Americas, Inc., to whom Deutsche Bank Securities, Inc. had previously assigned such responsibility. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$13,998,617	$—	$13,998,617
Money Market Mutual Fund	13,666,188	—	—	13,666,188
Total Investments in Securities	13,666,188	13,998,617	—	27,664,805
Other Investments - Assets(a)
Currency Futures Contracts	541,759	—	—	541,759
Other Investments - Liabilities(a)
Currency Futures Contracts	(490,310)	—	—	(490,310)
Total Other Investments	51,449	—	—	51,449
Total Investments	$13,717,637	$13,998,617	$—	$27,716,254

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$6,998,350	$—	$6,998,350
Money Market Mutual Fund	4,970,177	—	—	4,970,177
Total Investments in Securities	4,970,177	6,998,350	—	11,968,527
Other Investments - Assets(a)
Currency Futures Contracts	156,258	—	—	156,258
Other Investments - Liabilities(a)
Currency Futures Contracts	(159,303)	—	—	(159,303)
Total Other Investments	(3,045)	—	—	(3,045)
Total Investments	$4,967,132	$6,998,350	$—	$11,965,482

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$541,759	$(490,310)	$156,258	$(159,303)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$571,129	$(1,220,796)
	Net Change in Unrealized Gain (Loss)	54,494	(286,781)
Total		$625,623	$(1,507,577)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2021	2020
Average Notional Value - Short	$(15,807,436)	$(21,597,528)
Average Notional Value - Long	$16,033,461	$15,684,463

Note 8 – Investments in Affiliates

Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2021	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$4,970,177	$21,468,854	$(12,772,843)	$—	$—	$13,666,188	$562

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended

March 31, 2020.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$6,356,398	$7,288,266	$(8,729,825)	$—	$—	$4,914,839	$22,426

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$24.05	$24.35
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	1.22	(1.90)
Net investment income (loss) (b)	(0.04)	0.05
Net income (loss)	1.18	(1.85)
Net asset value per Share, end of period	$25.23	$22.50
Market value per Share, beginning of period (c)	$24.02	$24.31
Market value per Share, end of period (c)	$25.40	$20.61

Ratio to average Net Assets (d)
Net investment income (loss)	(0.71)%	0.77%
Expenses, after waivers	0.76%	0.73%
Expenses, prior to waivers	0.80%	0.79%
Total Return, at net asset value (e)	4.91%	(7.60)%
Total Return, at market value (e)	5.75%	(15.22)%

(a)

Net realized and change in unrealized gain(loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts per share may not correlate with the Fund’s net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of each Fund’s investments.

(b)	Based on average shares outstanding.
(c)	The mean between the last bid and ask prices.
(d)	Annualized.
(e)

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

The following table reflects the Fund and Index weights of each Index Currency as of March 31, 2021:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	*	*
Euro	(32.79)%	(33.27)%
Japanese Yen	(32.97)%	(33.26)%
Canadian Dollar	32.97%	33.21%
Swiss Franc	(32.93)%	(33.43)%
British Pound	—	—
Australian Dollar	—	—
New Zealand Dollar	32.46%	32.94%
Norwegian Krone	32.84%	33.28%
Swedish Krona	—	—

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(15.2) million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2021, $12.0 million was paid to purchase United States Treasury Obligations and $5.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2020, $12.9 million was paid to purchase United States Treasury Obligations and $18.0 million was received from sales and maturing United States Treasury Obligations. $12.8 million was received from sales of affiliated investments and $21.5 million was paid to purchase affiliated investments during the three months ended March 31, 2021. $8.7 million was received from sales of affiliated investments and $7.3 million was paid to purchase affiliated investments during the three months ended March 31, 2020.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $15.1 million and $(4.9) million during the three months ended March 31, 2021 and 2020, respectively. This included $15.1 million and $0.0 million from Shares purchased by Authorized Participants and $0.0 million and $4.9 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DB G10 CURRENCY FUTURE HARVEST INDEX ER FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

DBV - For the Three Months Ended March 31, 2021
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Percentage Change
12/31/2020
3/31/2021
Date
NAV
Market
DB G10 Currency Future Harvest Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

DBV - For the Three Months Ended March 31, 2020
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Percentage Change
12/31/2019
3/31/2020
Date
NAV
Market
DB G10 Currency Future Harvest Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBCFH-TR™ by disclosing the change in closing levels of the DBCFH-TR™ itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not the DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns

for the Three Months Ended March 31, 2021 and 2020

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position		Short Position
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Underlying Index Currency[1]	2021	2020	2021	2020
Australian Dollar (AUD)	—	—	—	—
New Zealand Dollar (NZD)	(1.67)%	(0.70)%	—	—
Canadian Dollar (CAD)	0.86%	(2.64)%	—	—
Swiss Franc (CHF)	—	—	3.86%	0.07%
Euro (EUR)	—	—	2.51%	0.80%
Swedish Krona (SEK)	—	—	(1.73)%	—
Norwegian Krone (NOK)	0.19%	(5.32)%	—	—
Japanese Yen (JPY)	—	—	1.07%	(0.14)%

	DBCFH-TR™ - Index Returns
	Three Months Ended
	March 31,
	2021	2020
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.01%	0.28%
DBCFH-TR™	5.10%	(7.66)%

[1]

Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended March 31, 2021 and 2020, the Index (as per its rules) did not include a long or short USD futures position.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Fund Share Price Performance

For the three months ended March 31, 2021, the NYSE Arca market value of each Share increased from $24.02 per Share to $25.40 per Share. The Share price low and high for the three months ended March 31, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $23.98 per Share (-0.17)% on January 4, 2021, and a high of $25.43 per Share (+5.89)% on March 15, 2021. The total return for the Fund on a market value basis was 5.75%.

For the three months ended March 31, 2020, the NYSE Arca market value of each Share decreased from $24.31 per Share to $20.61 per Share. The Share price low and high for the three months ended March 31, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $20.61 per Share (-15.22%) on March 31, 2020, and a high of $24.45 per Share (+0.56%) on January 14, 2020. The total return for the Fund on a market value basis was -15.22%.

Fund Share Net Asset Performance

For the three months ended March 31, 2021, the NAV of each Share increased from $24.05 per Share to $25.23 per Share. For the three months ended March 31, 2021, gains in the long index currency positions in the Canadian Dollar and Norwegian Krone and in the short index currency positions in the Euro, Japanese Yen and Swiss Franc were partially offset by losses in the long index currency positions in the New Zealand Dollar and the short index currency positions in the Swedish Krona, contributing to an overall 5.09% increase in the level of the Index and to a 5.10% increase in the level of the DBCFH-TR™. The total return for the Fund on a NAV basis was 4.91%.

Net income (loss) for the three months ended March 31, 2021 was $0.6 million, primarily resulting from net realized gain (loss) of $0.6 million and net change in unrealized gain (loss) of $0.1 million.

For the three months ended March 31, 2020, the NAV of each Share decreased from $24.34 per Share to $22.50 per Share. For the three months ended March 31, 2020, losses in the long index currency positions in the Canadian Dollar, New Zealand Dollar and Norwegian Krone and in the short index currency position in the Japanese Yen were partially offset by gains in the short index currency positions in the Euro and Swiss Franc, contributing to an overall 7.92% decrease in the level of the Index and to a 7.66% decrease in the level of the DBCFH-TR™. The total return for the Fund on a NAV basis was -7.56%.

Net income (loss) for the three months ended March 31, 2020 was $(1.4) million, primarily resulting from income of $0.1 million, net realized gain (loss) of $(1.2) million, net change in unrealized gain (loss) of $(0.3) million and net operating expenses of $0.0 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2020.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2021.

				For the Three Months Ended
				March 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$27,750,648	0.41%	$262,480	0

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$12,026,782	0.54%	$150,561	13

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, filed February 26, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2021 to January 31, 2021	—	$—
February 1, 2021 to February 28, 2021	—	—
March 1, 2021 to March 31, 2021	—	—
Total	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB G10 Currency Harvest Fund — March 31, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund — March 31, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund — December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2020 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2021 and 2020 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB G10 Currency Harvest Fund — March 31, 2021.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB G10 Currency Harvest Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 6, 2021		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 6, 2021		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools