Form 10-Q
period 2022-03-31
Invesco DB G10 Currency Harvest Fund
filed 2022-05-06
CIK 1354730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

          Indicate the number of outstanding Shares as of March 31, 2022: 1,100,000

INVESCO DB G10 CURRENCY HARVEST FUND

QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB G10 Currency Harvest Fund

Statements of Financial Condition

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $7,996,157 and $7,999,125, respectively)	$7,994,220	$7,999,099
Affiliated investments, at value and cost	21,168,312	19,363,957
Other Investments:
Cash held by custodian	—	21,065
Receivable for:
Cash due from broker	—	25,050
Dividends from affiliates	2,414	416
Total assets	$29,164,946	$27,409,587
Liabilities
Other Investments:
Variation margin payable - Currency Futures Contracts	$236,648	$61,528
Payable for:
Management fees	17,870	17,216
Brokerage commissions and fees	5,000	5,000
Total liabilities	259,518	83,744
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,051	994
Shareholders' equity—Shares	28,904,377	27,324,849
Total shareholders' equity	28,905,428	27,325,843
Total liabilities and equity	$29,164,946	$27,409,587

General Shares outstanding	40	40
Shares outstanding	1,100,000	1,100,000
Net asset value per share	$26.28	$24.84
Market value per share	$26.34	$24.74

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

March 31, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.170% due April 21, 2022	13.84%	$3,999,728	$4,000,000
U.S. Treasury Bills, 0.380% due June 9, 2022	6.91	1,998,570	2,000,000
U.S. Treasury Bills, 0.365% due July 21, 2022(b)	6.91	1,995,922	2,000,000
Total United States Treasury Obligations (cost $7,996,157)	27.66%	$7,994,220
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Government & Agency Portfolio, Institutional Class, 0.25% (cost $21,168,312) (c)(d)	73.23%	$21,168,312	21,168,312
Total Investments in Securities (cost $29,164,469)	100.89%	$29,162,532
(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,995,800 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of March 31, 2022.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (e)	Unrealized Appreciation (Depreciation) (e)
Long Futures Contracts
British Pound	116	June-2022	$9,519,975	$51,115	$51,115
New Zealand Dollar	139	June-2022	9,624,360	137,565	137,565
Norwegian Krone	43	June-2022	9,777,340	201,880	201,880
Subtotal - Long				$390,560	$390,560
Short Futures Contracts
Euro	69	June-2022	$(9,572,888)	$(99,872)	$(99,872)
Japanese Yen	89	June-2022	(9,164,219)	384,961	384,961
Swiss Franc	70	June-2022	(9,512,125)	(94,004)	(94,004)
Subtotal - Short				$191,085	$191,085
Total Currency Futures Contracts				$581,645	$581,645

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Schedule of Investments

December 31, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.040% due January 6, 2022	3.66%	$1,000,000	$1,000,000
U.S. Treasury Bills, 0.055% due January 20, 2022(b)	7.32	1,999,993	2,000,000
U.S. Treasury Bills, 0.070% due March 10, 2022(b)	3.66	999,931	1,000,000
U.S. Treasury Bills, 0.060% due April 21, 2022	14.64	3,999,175	4,000,000
Total United States Treasury Obligations (cost $7,999,125)	29.28%	$7,999,099
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost 19,363,957) (c)(d)	70.86%	$19,363,957	19,363,957
Total Investments in Securities (cost $27,363,082)	100.14%	$27,363,056

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,999,800 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
New Zealand Dollar	134	March – 2022	$9,170,290	$84,776	$84,776
Norwegian Krone	41	March – 2022	9,297,980	171,739	171,739
Subtotal - Long				$256,515	$256,515
Short Futures Contracts
Euro	64	March – 2022	$(9,122,000)	$(60,944)	$(60,944)
Swedish Krona	41	March – 2022	(9,078,220)	(19,116)	(19,116)
Swiss Franc	67	March – 2022	(9,205,800)	(102,882)	(102,882)
Subtotal - Short				$(182,942)	$(182,942)
Total Currency Futures Contracts				$73,573	$73,573

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Income
Interest Income	$2,643	$1,311
Dividends from Affiliates	3,291	562
Total Income	5,934	1,873
Expenses
Management Fees	51,462	26,983
Brokerage Commissions and Fees	2,405	1,883
Interest Expense	39	17
Total Expenses	53,906	28,883
Less: Waivers	(233)	(1,429)
Net Expenses	53,673	27,454
Net Investment Income (Loss)	(47,739)	(25,581)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	1,121,163	571,129
Net Realized Gain (Loss)	1,121,163	571,129
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,911)	662
Currency Futures Contracts	508,072	54,494
Net Change in Unrealized Gain (Loss)	506,161	55,156
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	1,627,324	626,285
Net Income (Loss)	$1,579,585	$600,704

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$994	1,100,000	$27,324,849	$27,325,843
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		(2)		(47,737)	(47,739)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		41		1,121,122	1,121,163
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		18		506,143	506,161
Net Income (Loss)		57		1,579,528	1,579,585
Net Change in Shareholders' Equity	—	57	—	1,579,528	1,579,585
Balance at March 31, 2022	40	$1,051	1,100,000	$28,904,377	$28,905,428

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

Invesco DB G10 Currency Harvest Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$1,579,585	$600,704
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(3,994,389)	(11,998,294)
Proceeds from securities sold and matured	4,000,000	5,000,000
Cost of affiliated investments purchased	(4,372,005)	(21,468,854)
Proceeds from affiliated investments sold	2,567,650	12,772,843
Net accretion of discount on United States Treasury Obligations	(2,643)	(1,311)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	1,911	(662)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	175,120	(88,720)
Cash due from broker	25,050	—
Dividends from affiliates	(1,998)	(207)
Management fees	654	3,756
Brokerage commissions and fees	—	1
Net cash provided by (used in) operating activities	(21,065)	(15,180,744)
Cash flows from financing activities:
Proceeds from purchases of Shares	—	15,123,162
Net cash provided by (used in) financing activities	—	15,123,162
Net change in cash	(21,065)	(57,582)
Cash at beginning of period	21,065	57,582
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$39	$17

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB G10 Currency Harvest Fund

Notes to Unaudited Financial Statements

March 31, 2022

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three months ended March 31, 2022 and 2021.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2022 and 2021, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade for the three months ended March 31, 2022 and 2021, respectively.

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

The Managing Owner waived fees of $233 and $1,429 for the three months ended March 31, 2022 and 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$7,994,220	$—	$7,994,220
Money Market Mutual Fund	21,168,312	—	—	21,168,312
Total Investments in Securities	21,168,312	7,994,220	—	29,162,532
Other Investments - Assets(a)
Currency Futures Contracts	775,521	—	—	775,521
Other Investments - Liabilities(a)
Currency Futures Contracts	(193,876)	—	—	(193,876)
Total Other Investments	581,645	—	—	581,645
Total Investments	$21,749,957	$7,994,220	$—	$29,744,177

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$7,999,099	$—	$7,999,099
Money Market Mutual Fund	19,363,957	—	—	19,363,957
Total Investments in Securities	19,363,957	7,999,099	—	27,363,056
Other Investments - Assets(a)
Currency Futures Contracts	256,515	—	—	256,515
Other Investments - Liabilities(a)
Currency Futures Contracts	(182,942)	—	—	(182,942)
Total Other Investments	73,573	—	—	73,573
Total Investments	$19,437,530	$7,999,099	$—	$27,436,629

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$775,521	$(193,876)	$256,515	$(182,942)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,121,163	$571,129
	Net Change in Unrealized Gain (Loss)	508,072	54,494
Total		$1,629,235	$625,623

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2022	2021
Average Notional Value - Short	$(27,328,701)	$(15,807,436)
Average Notional Value - Long	$20,946,551	$16,033,461

Note 8 – Investments in Affiliates

Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/22	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$19,363,957	$4,372,005	$(2,567,650)	$-	$-	$21,168,312	$3,291

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/21	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$4,970,177	$21,468,854	$(12,772,843)	$—	$—	$13,666,188	$562

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$24.84	$24.05
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	1.48	1.22
Net investment income (loss) (b)	(0.04)	(0.04)
Net income (loss)	1.44	1.18
Net asset value per Share, end of period	$26.28	$25.23
Market value per Share, beginning of period (c)	$24.74	$24.02
Market value per Share, end of period (c)	$26.34	$25.40

Ratio to average Net Assets (d)
Net investment income (loss)	(0.70)%	(0.71)%
Expenses, after waivers	0.78%	0.76%
Expenses, prior to waivers	0.79%	0.80%
Total Return, at net asset value (e)	5.80%	4.91%
Total Return, at market value (e)	6.47%	5.75%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements.

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

The following table reflects the Fund and Index weights of each Index Currency as of March 31, 2022:

Eligible Index Currency	Fund Weight (%)	Index Weight (%)
United States Dollar	*	*
Euro	(33.12)%	(33.15)%
Japanese Yen	(31.70)%	(31.53)%
Canadian Dollar	—	—
Swiss Franc	(32.91)	(33.10)
British Pound	32.94%	32.93%
Australian Dollar	—	—
New Zealand Dollar	33.30%	33.32%
Norwegian Krone	33.83%	33.46%
Swedish Krona	—	—

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

The Fund is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $0.0 million and $(15.2) million for the three months ended March 31, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2022, $4.0 million was paid to purchase United States Treasury Obligations and $4.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2021, $12.0 million was paid to purchase United States Treasury Obligations and $5.0 million was received from sales and maturing United States Treasury Obligations. $2.6 million was received from sales of affiliated investments and $4.4 million was paid to purchase affiliated investments during the three months ended March 31, 2022. $12.8 million was received from sales of affiliated investments and $21.5 million was paid to purchase affiliated investments during the three months ended March 31, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $0.0 million and $15.1 million during the three months ended March 31, 2022 and 2021, respectively. This included $0.0 million and $15.1 million from Shares purchased by Authorized Participants during the three months ended March 31, 2022 and 2021, respectively. There were no Shares redeemed by Authorized Participants during the three months ended March 31, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DB G10 CURRENCY FUTURE HARVEST INDEX ER FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

DBV - For the Three Months Ended March 31, 2022
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Percentage Change
12/31/2021
3/31/2022
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

Performance Summary

This Report covers the three months ended March 31, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBCFH-TR™ and Underlying Index Currency Returns for the Three Months Ended March 31, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBCFH-TR™ by disclosing the change in closing levels of the DBCFH-TR™ itself and each underlying component Index Currency plus 3-month United States Treasury Obligations returns. Please note that the Fund’s objective is to track the Index (not the DBCFH-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBCFH-TR™ and Underlying Index Currency Returns

for the Three Months Ended March 31, 2022 and 2021

	AGGREGATE RETURNS FOR INDEX CURRENCIES IN THE DBCFH-TR™
	Long Position		Short Position
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Underlying Index Currency[1]	2022	2021	2022	2021
Australian Dollar (AUD)	—	—	—	—
New Zealand Dollar (NZD)	0.47%	(1.67)%	—	—
Canadian Dollar (CAD)	—	0.86%	—	—
Swiss Franc (CHF)	—	—	0.48%	3.86%
Euro (EUR)	—	—	0.97%	2.51%
Swedish Krona (SEK)	—	—	2.30%	(1.73)%
Norwegian Krone (NOK)	0.15%	0.19%	—	—
British Pound (GBP)	0.19%	—		—
Japanese Yen (JPY)	—	—	1.41%	1.07%

	DBCFH-TR™ - Index Returns
	Three Months Ended
	March 31,
	2022	2021
3-MONTH UNITED STATES TREASURY OBLIGATIONS	0.07%	0.01%
DBCFH-TR™	6.05%	5.10%

[1]

Although the United States Dollar may have been one of the Eligible Index Currencies associated with the top three highest or bottom three lowest interest rates during the three months ended March 31, 2022 and 2021, the Index (as per its rules) did not include a long or short USD futures position.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Fund Share Price Performance

For the three months ended March 31, 2022, the NYSE Arca market value of each Share increased from $24.74 per Share to $26.34 per Share. The Share price low and high for the three months ended March 31, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $24.70 per Share (-0.18%) on February 16, 2022, and a high of $26.71 per Share (+7.96%) on March 24, 2022. The total return for the Fund on a market value basis was 6.47%.

The Fund ended the first quarter of 2022 with positive performance as heightened geopolitical tensions over the military conflict in Ukraine boosted investor demand for safe haven currencies like the U.S. dollar, while simultaneously weighed on its European counterparts. Short positions in the Swedish Krona (SEK/USD) and Euro (EUR/USD) contributed largely to the Fund, as uncertainty loomed over Europe’s macroeconomic outlook given its geographical proximity and strong reliance on Russian commodities. Short positions in the Japanese Yen (JPY/USD) also added greatly, with the spot rate plunging to a seven-year low in March, pressured by rising global yields outside of Japan and commodity inflation, which hurt the currency given Japan is a net energy importer.

For the three months ended March 31, 2021, the NYSE Arca market value of each Share increased from $24.02 per Share to $25.40 per Share. The Share price low and high for the three months ended March 31, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $23.98 per Share (-0.17%) on January 4, 2021, and a high of $25.43 per Share (+5.89%) on March 15, 2021. The total return for the Fund on a market value basis was 5.75%.

The Fund started off 2021 with positive performance, benefiting from short positions in the Swiss Franc (CHF/USD), Euro (EUR/USD), and the Japanese Yen (JPY/USD). The Swiss Franc dropped sharply with investors dumping haven assets to position themselves for the global economic rebound. The Euro depreciated significantly against the U.S. dollar, pressured by another COVID-19 wave, vaccine challenges and a relatively dovish central bank. The Japanese Yen ended the quarter as the worst performing G10 currency as a result of extended lockdowns in the country and dimming haven demand – the JPY and CHF are both often seen as safe haven currencies.

Fund Share Net Asset Performance

For the three months ended March 31, 2022, the NAV of each Share increased from $24.84 per Share to $26.28 per Share. For the three months ended March 31, 2022, gains in the long index currency positions in the British Pound, New Zealand Dollar and Norwegian Krone and in the short index currency positions in the Euro, Japanese Yen, Swedish Krona and Swiss Franc, contributed to an overall 5.97% increase in the level of the Index and to a 6.05% increase in the level of the DBCFH-TR™. The total return for the Fund on a NAV basis was 5.80%.

Net income (loss) for the three months ended March 31, 2022 was $1.6 million, primarily resulting from net realized gain (loss) of $1.1 million, net change in unrealized gain (loss) of $0.5 million and net operating expenses of $0.1 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2021.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund's financial condition, used in the preparation of these financial statements.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2022.

				For the Three Months Ended
				March 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$28,905,428	0.35%	$238,675	2

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB G10 Currency Harvest Fund	$27,325,843	0.35%	$221,366	8

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Risk that Russia’s Invasion of Ukraine May Result in Market Volatility that Could Adversely Affect the Fund’s Performance

Following Russia’s invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. The resulting sanctions (and potential further sanctions in response to continued military activity), the potential for military escalation and other corresponding events, have had, and could continue to have, severe negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity and overall uncertainty. Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of Index Contracts and may have an adverse effect on the performance of the Fund and value of the Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2022 to January 31, 2022	—	$—
February 1, 2022 to February 28, 2022	—	—
March 1, 2022 to March 31, 2022	—	—
Total	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB G10 Currency Harvest Fund — March 31, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund — March 31, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB G10 Currency Harvest Fund — December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2021 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB G10 Currency Harvest Fund — For the Three Months Ended March 31, 2022 and 2021 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB G10 Currency Harvest Fund — March 31, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB G10 Currency Harvest Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 5, 2022		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 5, 2022		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools